Form 10-K
period 1993-12-31
MIRAGE RESORTS INC
filed 1994-03-31
CIK 42246

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
THE FOLLOWING ITEMS ARE OMITTED FROM THIS FORM 10-K IN ACCORDANCE WITH RULE 12B-25 UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED: ITEM 6, SELECTED FINANCIAL DATA; ITEM 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION  AND  RESULTS  OF  OPERATIONS;   ITEM  8,  FINANCIAL  STATEMENTS   AND
SUPPLEMENTARY DATA; ITEM 14(A)(2), FINANCIAL STATEMENT SCHEDULES.

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                                ---------------
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         FOR THE TRANSITION PERIOD FROM               TO

                           COMMISSION FILE NO. 1-6697
                          MIRAGE RESORTS, INCORPORATED
             (Exact name of Registrant as specified in its charter)
                            ------------------------

                 NEVADA                                 88-0058016
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)               Identification Number)
     3400 LAS VEGAS BOULEVARD SOUTH                       89109
           LAS VEGAS, NEVADA                            (Zip Code)
(Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (702) 791-7111
                            ------------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                      NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                      ON WHICH REGISTERED
- ------------------------------------------------  -----------------------------
    Common Stock ($.008 par value per share)         New York Stock Exchange
                                                     Pacific Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES X NO _
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: X
    The aggregate market value of the Registrant's Common Stock held by non-affiliates (all persons other than executive officers or directors) of the Registrant on March 1, 1994 (based on the closing price per share on the New York Stock Exchange on that date) was $2,006,526,525.

    The Registrant's Common Stock outstanding at March 1, 1994 was 90,782,611 shares.

    Portions of the Registrant's definitive Proxy Statement for its May 26, 1994 Annual Meeting of Stockholders (which has not been filed as of the date of this filing) are incorporated by reference into Part III.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Mirage Resorts, Incorporated (the "Registrant" or the "Company") is a Nevada corporation incorporated in 1949. The Registrant, through wholly owned subsidiaries, owns and operates (i) The Mirage, a hotel-casino and destination resort on the Las Vegas Strip, (ii) Treasure Island at The Mirage ("Treasure Island"), a hotel-casino resort adjacent to The Mirage, (iii) the Golden Nugget, a hotel-casino in downtown Las Vegas and (iv) the Golden Nugget-Laughlin, a hotel-casino in Laughlin, Nevada. In January 1993, the Registrant, through a wholly owned subsidiary, purchased the assets of the former Dunes Hotel, Casino and Country Club (the "Dunes") on the Las Vegas Strip and is developing long-term plans for the site, which include construction of extensive new hotel, casino and resort facilities.

THE MIRAGE

    The Registrant's wholly owned subsidiary, THE MIRAGE CASINO-HOTEL ("MCH"), owns and operates The Mirage, which opened on November 22, 1989.

    The Mirage is a luxurious, tropically themed destination resort containing approximately 2.7 million square feet in a 29-story Y-shaped hotel tower and an expansive low-rise complex. The Mirage features a 95,500-square foot casino, 3,030 hotel rooms (including 265 suites), 14 villa suites, approximately 82,000 square feet of meeting, convention and banquet space, a parking garage with space for approximately 2,200 vehicles, a valet parking garage with space for approximately 1,830 vehicles shared with Treasure Island, surface parking for approximately 1,650 vehicles, a 1,500-seat showroom featuring top-name entertainment (showcasing the world-famous illusionists Siegfried & Roy), five international restaurants, a California-style pizza restaurant, a coffee shop, a buffet, four bars (two of which feature live entertainment), two snack/ liquor bars, an ice cream parlor, a health spa and beauty salon, a swimming pool and cabana area, a white tiger display and extensive retail facilities. The exterior of the resort is landscaped with palm trees, abundant foliage and more than four acres of lagoons and other water features, centered around a 40-foot simulated volcano and waterfall. Each evening, the volcano erupts at 15-minute intervals, spectacularly illuminating the front of the resort. Inside the front entrance is an atrium with a tropical garden and additional water features capped by a 150-foot (in diameter) glass dome. The atrium has an advanced environmental control system and creative lighting and other special effects designed to replicate the sights, sounds and fragrances of the South Seas. Located at the rear of the hotel, adjacent to the swimming pool area, is a dolphin habitat with adjoining food, beverage and retail facilities.

    As of March 1, 1994, The Mirage's casino offered 119 table games (including blackjack, craps, roulette, baccarat, pai gow, pai gow poker, Caribbean stud poker, red dog and big six), keno, poker, a race and sports book and approximately 2,250 slot machines and other coin-operated devices.

    During the years ended December 31, 1993 and 1992, The Mirage's average occupancy rates for standard rooms were approximately 98% and 96%, respectively. These percentages include occupancy on a complimentary basis.

TREASURE ISLAND

    The Registrant, through Treasure Island Corp. ("TI Corp."), a wholly owned subsidiary of MCH, owns and operates Treasure Island, a pirate-themed hotel-casino resort located on the same 116-acre site as The Mirage with approximately 550 feet of frontage on the Las Vegas Strip. Construction of Treasure Island commenced in March 1992, and the facility opened on October 26, 1993.

    Treasure Island features a 75,000-square foot casino, 2,900 hotel rooms (including 212 suites), a steak and seafood restaurant, a contemporary Continental restaurant, an Italian specialties grill, a coffee shop, a buffet, three snack bars, an ice cream parlor, four bars (three of which feature live entertainment), a 1,500-seat showroom featuring an all-new production, "Mystere," developed by the creators of the world-renowned Cirque du Soleil, and an 18,000-square foot amusement arcade. Treasure Island also offers extensive retail facilities, approximately 18,000 square feet of meeting and banquet space, two wedding chapels, a swimming pool with a 230-foot mountain water slide, a parking garage with space for approximately 2,400 vehicles and the valet parking garage shared with The Mirage. The facade of Treasure Island, fronting on the Las Vegas Strip, is an elaborate pirate village in which full-scale replicas of a pirate ship and a British frigate periodically engage in a pyrotechnic and special effects sea battle, culminating with the sinking of the frigate. Management believes that the pirate-themed features of Treasure Island and its proximity to The Mirage make it a "must see" attraction for Las Vegas visitors and local residents.

    As of March 1, 1994, Treasure Island's casino offered 79 table games (including blackjack, craps, roulette, baccarat, pai gow, pai gow poker, Caribbean stud poker and big six), keno, poker, a race and sports book and approximately 2,260 slot machines and other coin-operated devices.

    From its opening through December 31, 1993, Treasure Island's average occupancy rate for standard rooms was approximately 97%. This percentage includes occupancy on a complimentary basis.

GOLDEN NUGGET

    The Registrant's wholly owned subsidiary, GNLV, CORP. ("GNLV"), owns and operates the Golden Nugget, a hotel-casino which, together with parking facilities, occupies approximately 2 1/2 square blocks in downtown Las Vegas. The Golden Nugget features a 38,000-square foot casino, 1,907 hotel rooms (including 102 suites), two international restaurants, a California-style pizza restaurant, a coffee shop, a buffet, a snack bar, three bars, an entertainment lounge, a ballroom/showroom, approximately 23,000 square feet of meeting and banquet space, two gift and retail shops, two hotel lobbies with guest registration facilities, a swimming pool and lounge area, a health spa, a beauty salon and two parking garages with space for approximately 1,050 vehicles.

    As of  March 1,  1994, the  Golden Nugget's  casino offered  69 table  games
(including blackjack, craps, roulette, baccarat, pai gow, pai gow poker, Caribbean stud poker, red dog and big six), keno, a race and sports book and approximately 1,300 slot machines and other coin-operated devices.

    During the years ended December 31, 1993 and 1992, the Golden Nugget's average occupancy rates for standard rooms were approximately 97% and 94%, respectively. These percentages include occupancy on a complimentary basis.

GOLDEN NUGGET-LAUGHLIN

    The Registrant's wholly owned subsidiary, GNL, CORP. ("GNL"), owns and operates the Golden Nugget-Laughlin, a hotel-casino in Laughlin, Nevada. The hotel-casino is located on approximately 13 acres with approximately 600 feet of Colorado River frontage near the center of Laughlin's existing hotel-casino facilities. The Golden Nugget-Laughlin includes a two-story low-rise featuring a 32,000-square foot casino, three restaurants, three bars, an entertainment lounge, a snack bar and a gift and retail shop. The hotel is a four-story structure located adjacent to the low-rise containing 296 standard rooms and four suites. Other facilities at the Golden Nugget-Laughlin include a swimming pool, a parking garage with space for approximately 1,585 vehicles adjacent to the low-rise and approximately four and one-half acres of surface parking for recreational vehicles. The hotel and a 50% expansion of the casino were completed in December 1992. GNL also owns and operates a 78-room motel in Bullhead City, Arizona, across the Colorado River from Laughlin.

    As of March 1, 1994, the Golden Nugget-Laughlin's casino offered 20 table games (including blackjack, craps, roulette, pai gow poker and Caribbean stud poker), approximately 1,300 slot machines and other coin-operated devices, keno and a race and sports book.

IGUAZU FALLS, ARGENTINA CASINO VENTURE

    The Registrant, through a wholly owned subsidiary, owns a 50% equity interest in Mirage Universal de Misiones S.A., an Argentine corporation ("MUMSA"). In February 1994, MUMSA was awarded a 15-year concession by the Province of Misiones, Argentina to develop, own and operate a casino near Iguazu Falls, Argentina. The Registrant's total investment in the venture of $4 million was contributed in January 1994. The casino is initially expected to offer approximately 15 table games, 120 slot machines and food and beverage service. It is anticipated that the casino will be opened to the public in mid-1994 and will be managed principally by one of the other stockholders of MUMSA.

FUTURE EXPANSION

    In January 1993, the Registrant, through a wholly owned subsidiary, completed the purchase for $70 million of the land, buildings and certain other assets comprising the Dunes. The Dunes site consists of approximately 164 acres situated on the Las Vegas Strip between Flamingo Road and Tropicana Avenue. Pursuant to the terms of the purchase agreement, the seller terminated all operations of the Dunes prior to the closing of the purchase. The Registrant reopened the Dunes golf course to the public in February 1993 as "The Mirage Golf Club" and intends to operate it at least until the commencement of major construction at the site.

    The Registrant is developing long-term plans for the Dunes property, which include construction of extensive new hotel, casino and resort facilities. The scope and timing of such a project are still uncertain, but management does not currently anticipate breaking ground on any major construction prior to late 1994 or completing such construction prior to late 1996. In October 1993, the Registrant imploded the north hotel tower of the Dunes as part of the opening ceremonies for Treasure Island. The implosion received worldwide news coverage and was featured in a one-hour fictional television special produced by the Registrant which aired on network television in January 1994. Assuming development of the Dunes property as presently contemplated, the cost of such development is expected to be in excess of, and may significantly exceed, $500 million. There can be no assurance that the Registrant will determine to proceed with such a project, that financing will be available on terms satisfactory to the Registrant or that the project, if constructed, will be profitable. In addition, there can be no assurance that the Registrant will obtain the requisite approvals, permits, allocations and licenses, including gaming licenses, or that such approvals, permits, allocations or licenses can be obtained on a timely basis.

    The Registrant regularly evaluates and pursues potential expansion and acquisition opportunities in both the domestic and international markets. Such opportunities may include the ownership, management and operation of gaming and other entertainment facilities in states other than Nevada or outside of the United States, either alone or with joint venture partners. The Registrant has presented a large number of formal and informal proposals to develop, own and operate gaming facilities in new and potential gaming jurisdictions, several of which proposals are currently outstanding. Development and operation of any gaming facility in a new jurisdiction is subject to numerous contingencies, several of which are outside of the Registrant's control and may include the enactment of appropriate gaming legislation, the issuance of requisite permits, licenses and approvals and the satisfaction of other conditions. In addition, some of the expansions being proposed require a substantial capital investment by the Registrant and may require significant financing. There can be no assurance that such financing can be obtained on terms acceptable to the Registrant, that the Registrant will elect or be able to consummate any such acquisition or expansion opportunity outside of Nevada or that the operations of any such venture will be profitable.

MARKETING

    Operations at the Registrant's hotel-casinos are conducted 24 hours a day, every day of the year. The Registrant does not consider its Las Vegas business to be highly seasonal. The Registrant considers its Laughlin business to be seasonal, with the greatest level of activity occurring during the spring and fall months and the lowest during December, January and the summer months.

    The Registrant's revenues and operating income depend primarily upon the level of gaming activity at its casinos, although the Registrant also seeks to maximize revenues from food and beverage, lodging, entertainment and retail operations. Therefore, the primary goal of the Registrant's marketing efforts is to attract gaming customers to its casinos.

    The principal segments of the Nevada gaming market are tour and travel, leisure travel, high-level wagerers and conventions (including small meetings and corporate incentive programs). The Registrant believes that The Mirage's hotel occupancy and gaming revenues can be maximized through a balanced marketing approach addressing each market segment. The Registrant's marketing strategy for Treasure Island and the Golden Nugget is aimed at attracting middle-to upper-middle-income wagerers primarily from the tour and travel and leisure travel segments. The Registrant believes that the success of its hotel-casinos is also affected by the level of walk-in customers and, accordingly, has designed these facilities to maximize their attraction to these patrons.

    The tour and travel segment consists of gaming customers who take advantage of travel "packages" produced by wholesale operators. The Registrant has relationships with wholesalers selected on the basis of market penetration, reputation and commitment. Tour and travel trade emphasizes mid-week occupancy, as compared with the regionally based leisure travel segment, which is primarily weekend-oriented. The Registrant has developed specialized marketing programs for the tour and travel market. The Registrant has also developed important relationships with, and programs for, certain of the major air carriers which have their own wholesale tour and travel operations.

    The leisure travel segment is largely composed of individuals traveling to Las Vegas from the regional market, primarily Southern California and the Southwest, by automobile and, to a lesser extent, by airplane. This segment represents a significant portion of the customers for the Registrant's facilities. As with the tour and travel business, The Mirage aims to attract the upper-middle and higher-income strata of this segment, while the focus of Treasure Island and the Golden Nugget is on the middle-to upper-middle-income strata of the leisure travel segment. To this end, the Registrant has utilized substantial media advertising (particularly radio and television commercials and billboards) emphasizing the amenities, the atmosphere of excitement and the relative value offered by the facilities. The Registrant also participates in joint advertising and marketing programs with selected air carriers and benefits from personal referrals and its high public profile.

    The Registrant markets to the high-level-wagerer segment primarily through direct sales, using its 19 marketing offices located in a number of major domestic and foreign cities. Special entertainment and other events and programs, including golf privileges at Shadow Creek as discussed below and the presentation of major professional boxing matches, together with the provision of complimentary rooms, food and beverage and air transportation and the extension of gaming credit, are offered to attract high-level wagerers. The Registrant employs several marketing executives who have extensive customer relationships in certain areas of Asia, Latin America and Canada, as well as casino hosts from many of the countries to which international marketing efforts are directed.

    Convention business, like the tour and travel segment, is mid-week oriented, and is a major target for The Mirage, with its 82,000 square feet of meeting, convention and banquet space. The Mirage seeks those conventions whose participants have the best gaming profile. Treasure Island's and a portion of The Mirage's convention business is derived from small corporate meetings (those requiring less than 500 rooms per night) and corporate incentive programs (travel packages produced by independent "incentive houses" for corporations desiring to motivate their employees and reward them for superior performance). Since the Golden Nugget's facilities are inadequate to accommodate conventions requiring more than 200 rooms per night, its focus on this segment has been limited to smaller groups and "spill-over" business from larger conventions headquartered at other facilities, including The Mirage.

    As discussed under "Future Expansion," the Registrant recently opened The Mirage Golf Club at the Dunes site. The Registrant makes reduced green fees and preferential tee times at The Mirage Golf Club available to guests of its hotels. Management believes that The Mirage Golf Club has been beneficial to the Registrant's marketing efforts.

    Walk-in customers are those who patronize a facility's casino but are not guests of its hotel. The Mirage and Treasure Island, which are strategically located on the Las Vegas Strip, have been designed to attract walk-in casino business.

    The Golden Nugget-Laughlin appeals primarily to patrons from the middle-income strata of the gaming populace. Many of the Golden Nugget-Laughlin's customers, particularly those who arrive on bus tours, are older and retired individuals who are attracted by lodging, food and beverage and entertainment prices that are generally lower than those offered by the major Las Vegas hotel-casinos. Many are also attracted by lower minimum wagering limits and higher slot machine paybacks than those prevalent in Las Vegas, and by their perception that Laughlin offers a more "relaxed" gaming and recreational atmosphere. The predominant portion of the Golden Nugget-Laughlin's casino revenues is derived from slot machine play. During 1993, slot revenues accounted for approximately 87% of its total casino revenues. Convention and high-level-wagerer patrons do not comprise a significant segment of the Laughlin gaming market.

    The Registrant, through a wholly owned subsidiary of MCH, owns approximately 315 acres of real property located approximately 10 miles north of The Mirage and Treasure Island and five miles north of the Golden Nugget. The Registrant has developed a world-class 18-hole golf course and related facilities known as "Shadow Creek" on approximately 80% of such property. In connection with its marketing activities, the Registrant makes the course and related facilities available for use, by invitation only, by high-level-wagerer patrons.

CREDIT

    Credit play represents a significant portion of the table games volume at The Mirage. The Registrant's other facilities do not emphasize credit play to the same extent as The Mirage, although credit is made available.

    The Registrant maintains strict controls over the issuance of credit and aggressively pursues collection of its customer receivables. Such collection efforts parallel those procedures commonly followed by most large corporations, including the mailing of statements and delinquency notices, personal and other contacts, the use of an outside collection agency, civil litigation and criminal prosecution, if warranted. Nevada gaming debts evidenced by credit instruments are enforceable under the laws of Nevada. All other states are required to enforce a judgment on a gaming debt entered in Nevada pursuant to the Full Faith and Credit Clause of the Unites States Constitution and, although foreign countries are not so bound, the United States assets of foreign debtors may be reached to satisfy a judgment entered in the United States.

SUPERVISION OF GAMING ACTIVITIES

    In connection with the supervision of gaming activities at its casinos, the Registrant maintains stringent controls on the recording of all receipts and disbursements. These audit and cash controls include the following: locked cash boxes; personnel independent of casino operations to perform the daily cash and coin counts; floor observation of the gaming area; observation of gaming and certain other areas through the use of closed-circuit television; computer tabulation of receipts and disbursements for each of the slot machines and table games; and timely analysis of discrepancies or deviations from normal performance.

INSURANCE AND FIRE SAFETY MEASURES

    The Registrant maintains extensive property damage, business interruption and general liability insurance. Safety and protection have been, and continue to be, of maximum concern in the construction and expansion of the Registrant's facilities. The Mirage, Treasure Island, the high-rise towers of the Golden Nugget and the Golden Nugget-Laughlin were constructed pursuant to modern stringent fire codes, and generally exceed such codes. The Mirage, Treasure Island and the Golden Nugget is each rated by insurance companies as a "highly protected risk."

COMPETITION

    The Mirage, Treasure Island and the Golden Nugget each compete with a number of other hotel-casinos in Las Vegas. Currently, there are approximately 27 major hotel-casinos located on or near the Las Vegas Strip, nine major hotel-casinos located in the downtown area and several major facilities located elsewhere in the Las Vegas area. During 1993 (principally during the fourth quarter), Las Vegas hotel and motel room capacity increased by approximately 10,300 rooms, to a total of approximately 83,700 rooms. This increase includes the effect of the opening of Treasure Island and two other major Strip hotel-casinos in the fourth quarter.

    Management believes that the primary competition for The Mirage comes from other large hotel-casinos located on or near the Strip that offer amenities and marketing programs that appeal to the upper-middle and higher-income strata of the gaming populace. The Mirage competes on the basis of the elegance and excitement offered by the facility, the desirability of its location, the quality and relative value of its hotel rooms and restaurants, its top-name entertainment, customer service, its balanced marketing strategy and special marketing and promotional programs.

    Management believes that Treasure Island primarily competes with the other large hotel-casinos located on or near the Strip that offer amenities and marketing programs that appeal to the middle-to-upper-middle-income strata of the gaming populace. Treasure Island competes on the basis of the entertainment and excitement offered by the facility, the desirability of its location (including its proximity to The Mirage), the affordability of its hotel rooms, the variety, quality and attractive pricing of its food and beverage outlets, its unique showroom and innovative amusement area, customer service and its marketing and promotional programs.

    In management's opinion, the Golden Nugget primarily competes with the large hotel-casinos located on or near the Strip, particularly those offering amenities and marketing programs that appeal primarily to the middle-and upper-middle-income strata of the gaming populace. The Golden Nugget competes for gaming customers primarily on the basis of the elegance, intimacy and excitement offered by the facility, the quality and relative value of its hotel rooms and restaurants, customer service and its marketing and promotional programs. In order to compete more effectively with the Strip hotel-casinos, a coalition of several major downtown Las Vegas hotel-casino owners (including
GNLV), in conjunction with the City of Las Vegas, is developing The Fremont Street Experience, a major tourist attraction in the downtown area. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of Part II of this Form 10-K.

    The Golden Nugget-Laughlin competes with eight nearby hotel-casinos. During 1993, the number of available hotel rooms in Laughlin increased by approximately 1,100 rooms, to a total of approximately 10,300 rooms.

    The Registrant's facilities also compete for gaming customers to a lesser extent with hotel-casino operations located in other areas of Nevada, Atlantic City, New Jersey and other parts of the world. They also compete with state-sponsored lotteries, off-track wagering, card parlors, riverboat and Indian gaming ventures and other forms of legalized gaming in the United States, as well as with gaming on cruise ships. Certain states have recently legalized, and several other states are currently considering legalizing, casino gaming. Management does not believe that such legalization of casino gaming in those jurisdictions will have a material adverse impact on the Registrant's operations. However, management believes that the legalization of large-scale land-based casino gaming in or near certain major metropolitan areas, particularly in California, could have a material adverse effect on the Las Vegas market. The competitive impact of Treasure Island on the Registrant's other hotel-casinos cannot yet be fully determined, but Treasure Island may attract customers who would otherwise patronize these facilities.

EMPLOYEES AND LABOR RELATIONS

    As of March 1, 1994, the Registrant and its subsidiaries had approximately 14,600 full-time and 2,400 part-time employees. At that date, the Registrant had collective bargaining contracts with unions covering approximately 7,700 of its Las Vegas employees, which expire in May 1994. The Registrant is in the process of negotiating with respect to the renewal of such contracts. Although unions have been active in Las Vegas, management considers its employee relations to be excellent.

REGULATION AND LICENSING

    The ownership and operation of casino gaming facilities in Nevada are subject to (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act") and (ii) various local ordinances and regulations. The Registrant's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada State Gaming Control Board (the "Nevada Board"), the City of Las Vegas and the Clark County Liquor and Gaming Licensing Board (the "Clark County Board"). The Nevada Commission, the Nevada Board, the City of Las Vegas and the Clark County Board are collectively referred to as the "Nevada Gaming Authorities." To the best knowledge of management, the Registrant and its subsidiaries are presently in material compliance with all applicable laws, regulations and supervisory procedures described herein.

    The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) providing a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on the Registrant's gaming operations.

    The Registrant's direct and indirect subsidiaries that conduct gaming operations are required to be licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. MCH is registered as an intermediary company and has been found suitable to own the stock of TI Corp. MCH has also been licensed to conduct nonrestricted gaming operations at The Mirage. TI Corp. has been licensed to conduct nonrestricted gaming operations at Treasure Island. GNLV has been registered as an intermediary company and has been found suitable to own the stock of Golden Nugget Manufacturing Corp. ("GNMC"), its inactive subsidiary which is licensed as a manufacturer and distributor of gaming devices. GNLV has also been licensed to conduct nonrestricted gaming operations at the Golden Nugget. GNL has been licensed to conduct nonrestricted gaming operations at the Golden Nugget-Laughlin. MR Realty, MRI's subsidiary which owns the Dunes site, has been licensed to conduct restricted gaming operations at The Mirage Golf Club. The Registrant is registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and has been found suitable to own the stock of MCH, GNLV and GNL, each of which, together with TI Corp., MR Realty and GNMC, is a corporate licensee (individually, a "Gaming Subsidiary" and collectively, the "Gaming Subsidiaries") under the Nevada Act.

    As a Registered Corporation, the Registrant is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, the Gaming Subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Registrant and the Gaming Subsidiaries have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada. The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Registrant or the Gaming Subsidiaries in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the Gaming Subsidiaries must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Registrant who are actively and directly involved in gaming activities of the Gaming Subsidiaries may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities, and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

    If  the Nevada Gaming Authorities  were to find an  officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Registrant or the Gaming Subsidiaries, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require the Registrant or the Gaming Subsidiaries to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

    The Registrant, MCH, GNLV, GNL and TI Corp. are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions entered into by MCH, GNLV, GNL or TI Corp. must be reported to or approved by the Nevada Commission.

    If it were determined that the Nevada Act was violated by a Gaming Subsidiary, the licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Registrant, the Gaming Subsidiaries and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate The Mirage, Treasure Island, the Golden Nugget and the Golden Nugget-Laughlin and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the casino) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of the gaming license of a Gaming Subsidiary or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Registrant's gaming operations.

    Any beneficial holder of the Registrant's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated and have his suitability as a beneficial holder of the Registrant's voting securities determined if the Nevada Commission has reason to believe that such ownership would be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

    The Nevada Act requires any person who acquires more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation's voting securities apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails a written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of a Registered Corporation's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability requirement if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the corporate charter, bylaws, management, policies or operations of the Registered Corporation or any of its gaming affiliates or any other action which the Nevada Commission finds to be inconsistent with holding the Registered Corporation's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. The City of Las Vegas requires 10% stockholders to be licensed. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of beneficial owners. The applicant is required to pay all costs of investigation.

    Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable who holds, directly or indirectly, any beneficial ownership of the common stock beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Registrant is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Registrant or the Gaming Subsidiaries, the Registrant (i) pays such person any dividend or interest upon voting securities of the Registrant, (ii) allows such person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to such person for services rendered or otherwise or
(iv) fails to pursue all lawful efforts to require such person to relinquish his voting securities including, if necessary, the immediate purchase of the voting securities for cash at fair market value. Additionally, the Clark County Board has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming licensee.

    The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest or any distribution whatsoever;
(ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or
(iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

    The Registrant is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Registrant is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the Registrant's stock certificates to bear a legend indicating that the securities are subject to the Nevada Act. To date, the Nevada Commission has not imposed such a requirement on the Registrant.

    The Registrant may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada or to retire or extend obligations incurred for such purposes. On May 27, 1993, the Nevada Commission granted the Registrant prior approval to make public offerings for a period of one year, subject to certain conditions (the "Shelf Approval"). However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Shelf Approval also applies to any affiliated company wholly owned by the Registrant (an "Affiliate") which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval also includes approval for the Gaming Subsidiaries to guarantee any security issued by, or to hypothecate their assets to secure the payment or performance of any obligations issued by, the Registrant or an Affiliate in a public offering under the Shelf Approval. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful. The Registrant has filed an application for a renewal of the Shelf Approval, which it anticipates will be considered by the Nevada Board and the Nevada Commission in May 1994.

    Changes in control of the Registrant through merger, consolidation, stock or asset acquisitions, management or consulting agreements or any act or conduct by a person whereby he obtains control may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission with respect to a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as part of the approval process relating to the transaction.

    The Nevada Legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defensive tactics affecting Nevada corporate gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming licensees and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Registered Corporation can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Registered Corporation's board of directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purpose of acquiring control of the Registered Corporation.

    License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to Clark County and the City of Las Vegas, in which the Gaming Subsidiaries' respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food or refreshments. Nevada licensees that hold a manufacturer's or distributor's license, such as GNMC, also pay certain fees to the State of Nevada.

    Any person who is licensed, required to be licensed, registered, required to be registered or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of its participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees or employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

    The sale of alcoholic beverages at The Mirage, Treasure Island, the Golden Nugget-Laughlin and The Mirage Golf Club, and the sale of alcoholic beverages at the Golden Nugget, are subject to licensing, control and regulation by the Clark County Board and the City of Las Vegas, respectively. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect on the operations of the Gaming Subsidiaries.

ITEM 2.  PROPERTIES

    The Mirage and Treasure Island share an approximately 116-acre site owned by the Registrant on the Las Vegas Strip. At March 15, 1994, both The Mirage and Treasure Island were subject to aggregate encumbrances approximating $396.0 million, including amounts based upon the accreted value of zero coupon first mortgage notes.

    The Golden Nugget, including parking facilities, occupies approximately seven and one-half acres in downtown Las Vegas. The improvements and approximately 90% of the underlying land are owned by the Registrant, with the remaining land being held under three separate ground leases that expire (after giving effect to renewal options) on dates ranging from 2025 to 2046.

    The Golden Nugget-Laughlin, including adjacent parking facilities, and GNL's motel in Bullhead City, Arizona, occupy an aggregate of approximately 15 1/2 acres. All of the property is owned by the Registrant. The Golden
Nugget-Laughlin is subject to a blanket encumbrance collateralizing the Registrant's bank credit facility, $20.0 million of which was drawn at March 15, 1994.

    The Dunes site comprises approximately 164 acres of improved property owned by the Registrant on the Las Vegas Strip. The Mirage Golf Club occupies approximately 125 acres of such property.

    The Registrant owns approximately 315 acres of land in North Las Vegas. Shadow Creek occupies approximately 80% of such property. Shadow Creek is subject to the blanket encumbrance collateralizing the Registrant's bank credit facility.

    The Registrant also owns or leases various improved and unimproved property, and options to purchase or lease property, in Las Vegas, Atlantic City, New Jersey and other locations in the United States and certain foreign countries.

ITEM 3.  LEGAL PROCEEDINGS

    The Registrant (including its subsidiaries) is a defendant in various lawsuits, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such pending litigation, in the aggregate, will have a material adverse effect on the Registrant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of 1993.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Registrant's common stock is traded on the New York and Pacific Stock Exchanges under the symbol MIR. The following table sets forth, for the calendar quarters indicated, the high and low sale prices of the common stock on the New York Stock Exchange, as adjusted to reflect a five-for-two split of the Registrant's common stock effective October 15, 1993.

                                                  1993                  1992
                                           ------------------    ------------------
                                            HIGH        LOW       HIGH        LOW
                                           -------    -------    -------    -------
First quarter...........................    17 3/8     13 1/8     14 7/8     10 1/4
Second quarter..........................    19         13 1/4     14 1/2      8 3/4
Third quarter...........................    23 7/8     16 1/8     11 1/4      9 1/4
Fourth quarter..........................    25         20 3/8     14 1/4      9 3/4

    The Registrant paid no dividends in 1993 or 1992. There were approximately 12,300 record holders of the Registrant's common stock as of March 15, 1994.

    The Registrant's bank credit agreement contains a covenant restricting the ability of the Registrant to pay cash dividends on its common stock or make certain other restricted payments. At December 31, 1993, pursuant to such covenant, the Registrant was permitted to pay dividends and make restricted payments totaling approximately $280 million. In addition, certain subsidiaries of the Registrant are parties to the credit agreement and to indentures which contain covenants restricting the subsidiaries' ability to pay cash dividends on their capital stock to the Registrant. Refer to Exhibits 4(a), 4(e), 4(g) and 10(dd) to this Form 10-K, and Note 5 of Notes to Consolidated Financial Statements referred to in Item 14(a)(1) of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    There is incorporated by reference the information appearing under the caption "Directors and Executive Officers" in the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 11.  EXECUTIVE COMPENSATION

    There is incorporated by reference the information appearing under the caption "Executive Compensation" in the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    There is incorporated by reference the information appearing under the caption "Stock Ownership of Major Stockholders and Management" in the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    There is incorporated by reference the information appearing under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)(3). EXHIBITS.

           3(i)(a)    Restated Articles of Incorporation of Registrant. Incorporated by reference to  Exhibit  3(i) to  Registrant's Quarterly  Report on  Form 10-Q  for the
                      fiscal quarter ended June 30, 1993.
           3(i)(b)    Amended and  Restated  Certificate  of  Division  of  Shares  into  Smaller
                      Denominations Pursuant to N.R.S. Section 78.207 of Registrant. Incorporated
                      by reference to Exhibit 2.2 to Amendment No. 3 to Registrant's Registration
                      Statement on Form 8-A dated October 19, 1993 (the "Form 8-A/A").
           3(ii)      Amended  and Restated  Bylaws of  Registrant. Incorporated  by reference to
                      Exhibit 2.3 to the Form 8-A/A.
           4(a)       Indenture, dated as of March 15, 1988, with respect to GNS FINANCE  CORP.'s
                      ("Finance")  Zero Coupon First Mortgage Notes  Due March 15, 1998, together
                      with  exhibits  (the  "Zero  Coupon  Notes  Indenture").  Incorporated   by
                      reference  to Exhibit 4(c)  to the Registration  Statement filed by Finance and MCH on Form S-1  under the Securities Act  of 1933 (No. 33-22369)  (the
                      "MCH Form S-1").
           4(b)       First  Supplemental  Indenture, dated  as of  August 1,  1988, to  the Zero
                      Coupon Notes  Indenture.  Incorporated  by reference  to  Exhibit  4(f)  to
                      Amendment No. 1 to the MCH Form S-1.
           4(c)       Second  Supplemental Indenture, dated  as of January 15,  1990, to the Zero
                      Coupon Notes  Indenture.  Incorporated  by reference  to  Exhibit  4(q)  to
                      Registrant's  Annual Report on Form 10-K for the fiscal year ended December
                      31, 1989 (the "1989 Form 10-K").
           4(d)       Third Supplemental Indenture,  dated as of  October 15, 1990,  to the  Zero
                      Coupon  Notes  Indenture.  Incorporated  by reference  to  Exhibit  4(r) to
                      Amendment No. 1 to the Annual Report on Form 10-K of Finance for the fiscal year ended December 31, 1990.
           4(e)       Indenture, dated as  of March  15, 1992,  with respect  to Treasure  Island
                      Finance  Corp.'s 9 7/8% First Mortgage  Notes Due October 1, 2000, together with exhibits.  Incorporated by  reference to  Exhibit 4(u)  to the  Annual
                      Report  on Form 10-K of Finance for the fiscal year ended December 31, 1991
                      (the "Finance 1991 Form 10-K").
           4(f)       Fourth Supplemental  Indenture, dated  as of  June 15,  1992, to  the  Zero
                      Coupon  Notes  Indenture.  Incorporated  by reference  to  Exhibit  19.4 to
                      Registrant's Quarterly Report  on Form  10-Q for the  fiscal quarter  ended
                      June 30, 1992 (the "June 1992 Form 10-Q").
           4(g)       Indenture,  dated as of  March 31, 1993,  with respect to  Finance's 9 1/4%
                      Senior Subordinated  Notes  Due March  15,  2003, together  with  exhibits.
                      Incorporated  by reference to  Exhibit 4 to  Registrant's Current Report on
                      Form 8-K dated March 31, 1993 (the "March 1993 Form 8-K").
           10(a)*     Forms of Incentive  Stock Option Agreement  and Non-Qualified Stock  Option
                      Agreement.  Incorporated by  reference to  Exhibit 10(b)  to the  1989 Form
                      10-K.
           10(b)      Management Agreement, dated as of  January 1, 1988, between Registrant  and
                      MCH. Incorporated by reference to Exhibit 10(i) to the MCH Form S-1.
           10(c)      Tax  Allocation Agreement, dated as of  January 1, 1988, between Registrant and MCH. Incorporated by reference to Exhibit 10(h) to the MCH Form S-1.
           10(d)      Tax Allocation Agreement, dated as of March 9, 1988, between Registrant and
                      Finance. Incorporated by reference to Exhibit 10(g) to the MCH Form S-1.

           10(e)      Agreement of Purchase and Sale and Escrow Instructions, dated as of October
                      15, 1992, among Minami (Nevada), Incorporated, Minami Musen Denki Kabushiki
                      Kaisha, MR  Realty  and  Registrant  (without  exhibits).  Incorporated  by reference  to Exhibit  2 to Registrant's  Current Report on  Form 8-K dated
                      January 26, 1993.
           10(f)*     1983  Stock  Option  and  Stock  Appreciation  Rights  Plan,  as   amended.
                      Incorporated  by  reference to  Exhibit 4.3  to the  Registration Statement filed by  Registrant on  Form S-8  under the  Securities Act  of 1933  (No.
                      33-16037) (the "Form S-8").
           10(g)*     1984   Stock  Option  and  Stock  Appreciation  Rights  Plan,  as  amended.
                      Incorporated by reference to Exhibit 4.2 to the Form S-8.
           10(h)      Management Agreement, dated as of  January 1, 1985, between Registrant  and
                      GNLV.  Incorporated by reference to Exhibit 10(g) to Amendment No. 2 to the
                      Registration Statement filed  by GNLV  FINANCE CORP.  ("GNLV Finance")  and
                      GNLV  on Form S-1 under the Securities Act of 1933 (No. 33-5694) (the "GNLV
                      Form S-1").
           10(i)      Tax Allocation Agreement, dated as  of January 1, 1985, between  Registrant and GNLV. Incorporated by reference to Exhibit 10(h) to the GNLV Form S-1.
           10(j)      Tax  Allocation Agreement, dated as of May 13, 1986, between Registrant and
                      GNLV Finance. Incorporated by reference to Exhibit 10(f) to Amendment No. 2 to the GNLV Form S-1.
           10(k)*     1986  Stock  Option  and  Stock  Appreciation  Rights  Plan,  as   amended.
                      Incorporated by reference to Exhibit 4.1 to the Form S-8.
           10(l)*     1992  Stock  Option and  Stock  Appreciation Rights  Plan.  Incorporated by
                      reference to Exhibit 10(n) to Registrant's  Annual Report on Form 10-K  for
                      the fiscal year ended December 31, 1991 (the "1991 Form 10-K").
           10(m)*     1993  Stock  Option and  Stock  Appreciation Rights  Plan.  Incorporated by
                      reference to Exhibit 10(m) to Registrant's  Annual Report on Form 10-K  for
                      the fiscal year ended December 31, 1992 (the "1992 Form 10-K").
           10(n)*     Executive  Retirement Plan Agreement, dated as of December 1, 1986, between
                      Registrant and Kenneth R. Wynn. Incorporated by reference to Exhibit 10(hh)
                      to Registrant's  Annual Report  on  Form 10-K  for  the fiscal  year  ended
                      December 31, 1986 (the "1986 Form 10-K").
           10(o)*     Executive  Retirement Plan Agreement, dated as of December 1, 1986, between
                      Registrant and James E. Pettis. Incorporated by reference to Exhibit 10(mm)
                      to the 1986 Form 10-K.
           10(p)*     1992 Non-Employee Director Stock Option Plan. Incorporated by reference  to
                      Exhibit 10(t) to the 1991 Form 10-K.
           10(q)      Management  Agreement, dated as of January  1, 1992, between Registrant and
                      TI Corp. Incorporated by reference to Exhibit 10(oo) to Amendment No. 2  to the Registration Statement filed by Treasure Island Finance Corp., TI Corp.
                      and  MCH on Form S-1  under the Securities Act  of 1933 (No. 33-45415) (the
                      "TI Corp. Form S-1").
           10(r)      Deed of Trust,  Assignment of  Rents and  Security Agreement,  dated as  of
                      March  23, 1988, from MCH in favor of First Interstate Bank of Nevada, N.A.
                      ("FIBN"), as  trustee.  Incorporated  by reference  to  Exhibit  10(xx)  to
                      Registrant's  Annual Report on Form 10-K for the fiscal year ended December
                      31, 1987.
           10(s)      Tax Allocation Agreement, dated as  of January 1, 1992, between  Registrant and  Treasure  Island Finance  Corp. Incorporated  by reference  to Exhibit
                      10(qq) to Amendment No. 2 to the TI Corp. Form S-1.

           10(t)      Tax Allocation Agreement, dated as  of January 1, 1992, between  Registrant and TI Corp. Incorporated by reference to Exhibit 10(pp) to Amendment No. 2 to the TI Corp. Form S-1.
           10(u)      Management  Agreement, dated as  of September 30,  1988, between Registrant and GNL. Incorporated by reference to Exhibit 10(yy) to the 1989 Form 10-K.
           10(v)      Tax  Allocation  Agreement,  dated  as  of  September  30,  1988,   between
                      Registrant and GNL. Incorporated by reference to Exhibit 10(zz) to the 1989
                      Form 10-K.
           10(w)      Ground  Lease,  dated  as  of  March 1,  1992,  between  MCH  and  TI Corp.
                      Incorporated by reference to  Exhibit 10(nn) to Amendment  No. 2 to the  TI
                      Corp. Form S-1.
           10(x)      Pledge  Agreements, each dated as  of March 25, 1992,  between TI Corp. and each of Security Pacific National Bank ("SPNB"), FIBN, First Trust National
                      Association ("FTNA"), United States Trust Company of New York ("USTC")  and
                      Valley  Bank of Nevada  ("VBN"), as trustees.  Incorporated by reference to
                      Exhibit 10(ee) to the Finance 1991 Form 10-K.
           10(y)      Completion Guaranty, dated as of March  25, 1992, from Registrant in  favor of  VBN,  as  trustee.  Incorporated  by  reference  to  Exhibit  10(kk) to
                      Amendment No. 2 to the TI Corp. Form S-1.
           10(z)      Amendment Agreement, dated as of October 4, 1990, between MCH, as  trustor, and  FIBN, as  beneficiary. Incorporated  by reference  to Exhibit  4.12 to
                      Registrant's Current Report on Form 8-K dated October 4, 1990.
           10(aa)     Easement, dated December 28, 1990, from MH, INC. ("MH") in favor of Stephen
                      A. Wynn. Incorporated by reference to Exhibit 10(ll) to Amendment No. 1  to the  Registration Statement filed by Finance and  MCH on Form S-1 under the
                      Securities Act of 1933 (No. 33-38496).
           10(bb)     Deed of Trust,  Assignment of  Rents and  Security Agreement,  dated as  of
                      March  25, 1992,  from MCH  in favor  of VBN,  as trustee.  Incorporated by reference to Exhibit 10(dd) to the Finance 1991 Form 10-K.
           10(cc)     Leasehold Deeds of  Trust, Assignments  of Rents  and Security  Agreements,
                      each  dated as of March 25,  1992, from TI Corp. in  favor of each of SPNB,
                      FIBN, FTNA, USTC and VBN, as trustees. Incorporated by reference to Exhibit
                      10(cc) to the Finance 1991 Form 10-K.
           10(dd)     Credit Agreement, dated as of October 23, 1992, among Registrant, MCH,  the financial institutions party thereto, as lenders, The Long-Term Credit Bank of Japan, Ltd., Los Angeles Agency, as Lead Agent, and Societe Generale, as
                      Co-Agent,  Collateral  Agent  and Funding  Agent,  together  with schedules
                      (without  exhibits).  Incorporated   by  reference  to   Exhibit  19.1   to
                      Registrant's  Quarterly Report  on Form 10-Q  for the  fiscal quarter ended
                      September 30, 1992 (the "September 1992 Form 10-Q").
           10(ee)     Loan and Aircraft Chattel  Mortgage Agreement (G-IV),  dated as of  October
                      22,  1992,  between  Golden  Nugget Aviation  Corp.  ("GNAV")  and  The CIT
                      Group/Equipment  Financing,   Inc.   ("CIT"),   together   with   exhibits.
                      Incorporated by reference to Exhibit 19.2 to the September 1992 Form 10-Q.
           10(ff)     Loan  and Aircraft Chattel  Mortgage Agreement (G-II),  dated as of October
                      22, 1992, between  GNAV and  CIT, together with  exhibits. Incorporated  by reference to Exhibit 19.3 to the September 1992 Form 10-Q.
           10(gg)*    Employment  Agreement, dated as of August  18, 1992, between Registrant and
                      Frank Visconti. Incorporated by reference to Exhibit 19.4 to the  September
                      1992 Form 10-Q.
           10(hh)*    Employment  Agreement, dated October 20, 1992, between Registrant and James
                      E. Pettis. Incorporated by reference to Exhibit 19.5 to the September  1992
                      Form 10-Q.

           10(ii)     Escrow  Instructions and Agreement for Sale of Real Estate, dated September
                      18, 1992,  between MCH  and TI  Corp. and  West Park,  Inc., Tien  Fu  Hsu,
                      WestPark  Company  I and  Lucky-Land  Company Enterprises.  Incorporated by
                      reference to Exhibit 19.6 to the September 1992 Form 10-Q.
           10(jj)     Promissory Note and  Deed of  Trust with  Assignment of  Rents, each  dated
                      October  16,  1992, from  Frank  Visconti and  Becky  Visconti in  favor of
                      Registrant. Incorporated by reference to Exhibit 19.7 to the September 1992
                      Form 10-Q.
           10(kk)*    Employment Agreement,  dated  December  16, 1992,  between  Registrant  and
                      Stephen  A. Wynn. Incorporated  by reference to Exhibit  10(zz) to the 1992
                      Form 10-K.
           10(ll)     Promissory Note, dated  April 24, 1992,  from Stephen A.  Wynn in favor  of
                      Registrant. Incorporated by reference to Exhibit 19.1 to the June 1992 Form
                      10-Q.
           10(mm)     Agreement,   dated  as  of  May  4,   1992,  between  Atlandia  Design  and
                      Furnishings, Inc.  and  Marnell  Corrao Associates,  Inc.  Incorporated  by
                      reference to Exhibit 19.2 to the June 1992 Form 10-Q.
           10(nn)     Amendment  Agreement,  dated  as  of November  24,  1992,  between  MCH, as trustor, and  Bank of  America  National Trust  & Savings  Association,  as
                      beneficiary.  Incorporated by reference to Exhibit 10(ccc) to the 1992 Form
                      10-K.
           10(oo)     Amendment Agreement,  dated  as  of  November 24,  1992,  between  MCH,  as trustor,  and FIBN,  as beneficiary.  Incorporated by  reference to Exhibit
                      10(ddd) to the 1992 Form 10-K.
           10(pp)     Amendment Agreement,  dated  as  of  November 24,  1992,  between  MCH,  as trustor,  and USTC,  as beneficiary.  Incorporated by  reference to Exhibit
                      10(eee) to the 1992 Form 10-K.
           10(qq)     Amendment Agreement,  dated  as  of  November 24,  1992,  between  MCH,  as trustor,  and FTNA,  as beneficiary.  Incorporated by  reference to Exhibit
                      10(fff) to the 1992 Form 10-K.
           10(rr)     First Amendment to Ground Lease, dated as of March 1, 1993, between MCH and
                      TI Corp. Incorporated  by reference  to Exhibit  10(ggg) to  the 1992  Form
                      10-K.
           10(ss)     Second  Amendment to Deed of Trust, dated  as of February 21, 1992, between
                      MCH, as trustor,  and FIBN,  as beneficiary. Incorporated  by reference  to
                      Exhibit 10(z) to the Finance 1991 Form 10-K.
           10(tt)     Lease,  dated  September  4, 1962,  and  Agreement, dated  March  25, 1975, between the  Trustees of  the  Fraternal Order  of Eagles  and  Registrant.
                      Incorporated by reference to Exhibit 10(c) to the GNLV Form S-1.
           10(uu)     Lease, dated July 1, 1973, and Amendment to Lease, dated February 27, 1979,
                      between   First  National   Bank  of   Nevada,  Trustee,   and  Registrant.
                      Incorporated by reference to Exhibit 10(d) to the GNLV Form S-1.
           10(vv)     Lease,  dated  April  30,  1976,  between  Elizabeth  Zahn,  Trustee,   and
                      Registrant.  Incorporated by  reference to Exhibit  10(e) to  the GNLV Form
                      S-1.
           10(ww)     Amendment No. 1  to Credit  Agreement, dated as  of March  23, 1993,  among
                      Registrant,  MCH and the financial institutions party thereto. Incorporated by reference  to Exhibit  10(kk)  to the  Registration Statement  filed  by
                      Finance and MCH on Form S-4 under the Securities Act of 1933 (No. 33-62514)
                      (the "Form S-4").
           10(xx)     Amendment  No. 2  to Credit  Agreement, dated as  of March  30, 1993, among
                      Registrant, MCH and the financial institutions party thereto.  Incorporated by reference to Exhibit 10(ll) to the Form S-4.

           10(yy)     Amendment  No. 3  to Credit  Agreement, dated as  of April  16, 1993, among
                      Registrant, MCH and the financial institutions party thereto, together with exhibit. Incorporated by reference to Exhibit 10(mm) to the Form S-4.
           10(zz)     Amendment No. 4  to Credit Agreement,  dated as of  August 20, 1993,  among
                      Registrant,  MCH and the financial institutions party thereto. Incorporated by reference to Exhibit  10 to Registrant's Quarterly  Report on Form  10-Q
                      for the fiscal quarter ended September 30, 1993.
           10(aaa)    Land  Sales Contract, dated March 26, 1993, between MH and Stephen A. Wynn, together with exhibits. Incorporated by reference to Exhibit 10(yy) to  the
                      Form S-4.
           10(bbb)    Second Amendment to Ground Lease, dated as of October 26, 1993, between MCH and TI Corp.
           10(ccc)*   First  Amendment  to  Executive  Retirement  Plan  Agreement,  dated  as of
                      December 1, 1993, between Registrant and Kenneth R. Wynn.
           10(ddd)    Purchase Agreement, dated  March 23, 1993,  among Finance, MCH,  Donaldson,
                      Lufkin  & Jenrette Securities Corporation  ("DLJ") and Salomon Brothers Inc
                      ("SBI"). Incorporated by reference to Exhibit  28.1 to the March 1993  Form
                      8-K.
           10(eee)    Registration  Rights Agreement, dated as of  March 31, 1993, among Finance,
                      MCH, DLJ and SBI.  Incorporated by reference to  Exhibit 28.2 to the  March
                      1993 Form 8-K.
           10(fff)    Stockholders'  Agreement, dated as of January  4, 1994, among MUMSA, Mirage
                      Argentina,  Inc.,  Universal  Casino  Consultants  (HK)  Ltd.  and  Berjaya
                      Universal Casino Management (HK) Ltd.
           21         List of subsidiaries of Registrant.

- ------------------------
*Constitutes an executive compensation plan or agreement.

    (b).  REPORTS ON FORM 8-K.

          The Registrant filed no reports on Form 8-K during the three-month period ended December 31, 1993.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                          MIRAGE RESORTS, INCORPORATED

                                          By:           STEPHEN A. WYNN

                                          --------------------------------------
                                                 Stephen A. Wynn, PRESIDENT

Dated: March 30, 1994

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                         TITLE                            DATE
- ------------------------------------------------  --------------------------------------------  -----------------
                STEPHEN A. WYNN                   Chairman of the Board, President and Chief
     --------------------------------------        Executive Officer (Principal Executive        March 30, 1994
                Stephen A. Wynn                    Officer)


                 DANIEL R. LEE                    Senior Vice President -- Finance and
     --------------------------------------        Development, Chief Financial Officer and      March 30, 1994
                 Daniel R. Lee                     Treasurer (Principal Financial Officer)


             HENRY M. APPLEGATE III
     --------------------------------------       Senior Vice President and Controller           March 30, 1994
             Henry M. Applegate III                (Principal Accounting Officer)


                 ELAINE P. WYNN
     --------------------------------------       Director                                       March 30, 1994
                 Elaine P. Wynn


                GEORGE J. MASON
     --------------------------------------       Director                                       March 30, 1994
                George J. Mason


              MELVIN B. WOLZINGER
     --------------------------------------       Director                                       March 30, 1994
              Melvin B. Wolzinger


                RONALD M. POPEIL
     --------------------------------------       Director                                       March 30, 1994
                Ronald M. Popeil


                DANIEL B. WAYSON
     --------------------------------------       Director                                       March 30, 1994
                Daniel B. Wayson


               RICHARD D. BRONSON
     --------------------------------------       Director                                       March 30, 1994
               Richard D. Bronson