Form 10-K/A
period 1993-12-31
MIRAGE RESORTS INC
filed 1994-04-04
CIK 42246

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

THE  FOLLOWING ITEMS WERE THE SUBJECT OF  A FORM 12B-25 AND ARE INCLUDED HEREIN:
ITEM 6, SELECTED FINANCIAL DATA; ITEM 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS; ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA; ITEM 14(A)(2), FINANCIAL STATEMENT SCHEDULES.

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A


                          AMENDMENT NO. 1 TO FORM 10-K

                               ------------------
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

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

ITEM 6.__SELECTED FINANCIAL DATA



                                                                    YEAR ENDED DECEMBER 31
                                             --------------------------------------------------------------------
                                               1993(A)         1992          1991          1990        1989(A)
                                             ------------  ------------  ------------  ------------  ------------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING RESULTS
Gross revenues.............................  $  1,053,413  $    920,576  $    901,639  $    991,512  $    328,909
Promotional allowances.....................      (100,111)      (87,552)      (78,782)      (82,547)      (29,060)
Net revenues...............................       953,302       833,024       822,857       908,965       299,849
Operating income before depreciation and
 amortization and preopening and related
 promotional expense (b)...................       235,668       188,803       223,488       205,360        47,504
Operating income...........................       131,728       125,775       163,488       151,631         1,012
Income (loss) before extraordinary item and
 cumulative effect of change in accounting
 principle (c).............................        48,069        36,945        44,538        28,708       (21,232)
Net income (loss)..........................        29,232        28,419        46,767        29,737       (21,232)
Income (loss) per share before
 extraordinary item and cumulative effect
 of change in accounting principle (c).....  $        .58  $        .53  $        .80  $        .61  $       (.51)
Net income (loss) per share................  $        .35  $        .41  $        .84  $        .63  $       (.51)
Pro forma amounts assuming new method of
 accounting for preopening costs is applied
 retroactively (d).........................
  Operating income.........................                                            $    141,690  $      5,716
  Net income (loss)........................                                                  23,176       (18,127)
  Net income (loss) per share..............                                            $        .49  $       (.43)
OTHER DATA
Interest expense, net......................  $     58,166  $     84,912  $     94,967  $    110,649  $     28,946
Cash provided by (used for) operating
 activities................................       180,825        84,565       154,966       111,694       (11,580)
Capital expenditures.......................       432,388       220,844        66,051       128,532       405,266
Standard room occupancy percentage.........            97%           95%           91%           94%           91%
YEAR-END STATUS
Total assets...............................  $  1,705,258  $  1,594,921  $  1,327,015  $  1,326,970  $  1,167,151
Long-term debt.............................       535,025       831,179       797,759     1,008,783       899,589
Stockholders' equity (e)...................       910,864       553,611       300,593       122,098        87,742
Shares outstanding.........................        90,607        74,600        54,928        41,728        41,410
Long-term debt as a percentage of total
 capital (f)...............................            37%           60%           73%           89%           91%
Available rooms............................         8,229         5,329         5,029         5,029         5,047
Casino square footage......................       240,500       165,500       155,500       155,500       155,500
Number of employees........................        17,100        12,200        11,400        11,300        11,300

- ------------------------
(a) Treasure Island opened on October 26, 1993 and The Mirage opened on November 22, 1989.
(b) Before a one-time charge of $29,793 in 1993 for Treasure Island's preopening and related promotional expenses. Also before a charge of $24,585 in 1989 for a portion of the $29,822 total preopening costs incurred in connection with the development of The Mirage (see note d).



                                                 (NOTES CONTINUED ON NEXT PAGE).

(c)   Before  extraordinary gains and losses on  early retirements of debt and a one-time credit of $3,632 in 1992 for the cumulative effect of a change in method of accounting for income taxes.
(d)   Effective January 1, 1992,  the Company changed  its method of  accounting
      for   preopening  costs   associated  with  developing   and  opening  new
      hotel-casinos. As a result  of this change,  preopening costs, which  were previously charged to expense as incurred, are now capitalized and charged to  expense over a 60-day period following the commencement of operations.
      The pro forma amounts shown above for 1990 and 1989 have been adjusted  to give  effect  to retroactive  application of  this new  accounting method, including related  income  taxes,  on the  preopening  costs  incurred  in connection with the development of The Mirage.
(e)   The  Company paid no dividends during  the five-year period ended December
      31, 1993.
(f)   Total capital represents long-term debt plus stockholders' equity.
NOTE:  All  share  and  per  share  data  have  been  adjusted  to  reflect  the five-for-two stock split effective October 15, 1993.



ITEM 7.__ MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



1993 FINANCIAL OVERVIEW


    Assisted by Treasure Island's October 26 opening, the Company's gross revenues rose 14% in 1993, following a 2% increase in 1992. Operating income rose 28% in 1993 before preopening and related promotional expense. Excluding Treasure Island, gross revenues and operating income rose 8% and 22%, respectively, in 1993.



    The Company amortized Treasure Island's preopening costs to expense over that facility's first 60 days of operations, which is management's estimate of the period of economic benefit associated with such costs. This resulted in all such costs being included in the fourth quarter of 1993. These costs, together with related promotional expenses incurred during the 1993 fourth quarter, totaled $29.8 million. After deducting such non-recurring expenses, the Company's operating income was $131.7 million, compared to $125.8 million in 1992.



STOCK SPLIT


    On October 15, 1993, the Company effected a five-for-two stock split of its common stock, distributing three new shares to stockholders for each two shares held. Fractional shares were settled in cash. All information in this Form 10-K has been adjusted to give retroactive effect to the stock split.



BUILDING THE FOUNDATION FOR FUTURE GROWTH


    As recently as December 31, 1990, the Company had over $1 billion of long-term debt with an average interest rate of approximately 12%. Retirements and refinancings had reduced this amount to $831.2 million at the beginning of 1993, with an average interest rate of approximately 10.7%.



    In March 1993, the Company issued $100 million principal amount of 9 1/4% senior subordinated notes due 2003. Despite their subordinated position, these notes have the lowest interest rate of any fixed-rate notes issued by the Company in over 10 years.



    In August 1993, the Company increased the amount available under its revolving bank credit facility by 50%, to $150 million. While much of this line was used during 1993, at December 31 only $17 million of the line was drawn, with $133 million available for new projects or other corporate purposes.



    In November 1993, the Company issued 13,750,000 shares of common stock, raising $303.6 million in order to build a strong base upon which to fund future growth.

    These three sources of capital, plus cash flow from operations and cash on hand, were used to retire $356.3 million principal amount of the Company's most expensive debt:



    -  $100.0 million of 13 3/4% first mortgage notes



    -  $110.0 million of 11 1/4% first mortgage notes



    -  $33.4 million of 12% second mortgage notes



    -  $112.9 million of 12 3/4% uncollateralized notes



    At year-end 1993, the Company had only $535.0 million of long-term debt outstanding, with an average interest rate of approximately 9.4%.



    It was financially advantageous for the Company to retire each of these issues prior to their maturity. The yield to maturity of these issues, taking into consideration the call premiums, ranged from approximately 10.1% to 12.0%, versus the approximately 3% earned on the Company's cash balances and the approximately 5.4% paid in 1993 under its bank credit facility. Principally due to the call premiums, these early retirements resulted in an $18.8 million extraordinary charge (net of income tax benefits) against 1993 earnings. The Company incurred a similar extraordinary charge of $12.2 million in 1992. In 1991, due primarily to higher interest rates prevailing at that time, the Company was able to repurchase debt in the open market at less than its carrying cost, resulting in a $2.2 million extraordinary gain.



    Primarily as a result of these financial decisions, the Company's interest cost fell from $114.4 million in 1991 to $103.4 million in 1992 and $88.5 million in 1993.



THE MIRAGE



                                                                        YEAR ENDED DECEMBER 31
                                                        -------------------------------------------------------
                                                                                         % INCREASE (DECREASE)
                                                                                         ----------------------
                                                                                          1993 VS.    1992 VS.
                                                          1993       1992       1991        1992        1991
                                                        ---------  ---------  ---------  -----------  ---------
                                                             (DOLLARS IN MILLIONS)
Gross revenues........................................  $   721.8  $   661.6  $   672.5           9%         (2)%
Net revenues..........................................      649.6      596.9      613.5           9%         (3)%
EBDIT (a).............................................      192.4      166.1      201.7          16%        (18)%
Operating income......................................      142.1      120.6      159.0          18%        (24)%
Operating margin (b)..................................       21.9%      20.2%      25.9%       1.7pts      (5.7)pts

- ------------------------
(a)   Earnings before depreciation, interest and taxes.
(b)   Operating income/net revenues.



    Despite increased competitive conditions and a continuing recession in its key Southern California market, The Mirage had a strong 1993. Its gross revenues rose 9% to $721.8 million, the highest in its four-year history, while operating cash flow (EBDIT) rose 16%, returning to the approximate levels achieved in 1990 and 1991.



    In its first two full years of operation, The Mirage achieved strong financial results, but with a heavy reliance on the game of baccarat. Baccarat is the game of choice of many "high rollers," particularly from Asia. In 1990 and 1991, baccarat accounted for 15% and 17%, respectively, of the facility's gross revenues.



    The world-wide recession and other factors, particularly in Japan, contributed to a sharp drop in The Mirage's baccarat activity in 1992. This was the primary reason for the 24% decline in the facility's 1992 operating income, when baccarat accounted for only 9% of gross revenues.



    Management began implementing programs in 1992 to build other sources of revenues at The Mirage, as well as to find other sources of baccarat business. In particular, the Company introduced a computerized room revenue maximization program and opened new marketing offices in certain other cities in Asia.

    The result of these efforts were realized in 1993. The facility's baccarat win rebounded, although it remained below the levels of 1990 and 1991. More importantly, The Mirage's non-casino revenues increased by 14%. Its casino revenues, excluding baccarat, rose 4%. Non-casino revenues in 1993 were 47% of the facility's gross revenues, up from 45% in 1992. Baccarat was still important, but accounted for only 10% of gross revenues.



    Room revenues were an important contributor to the overall revenue growth. Standard guest room occupancy at The Mirage was 98%, versus 96% in 1992 and 91% in 1991. The average room rate for standard guest rooms rose 7% in 1993, following a small decrease in 1992. Accolades, such as the selection by the Zagat Survey as the "Best Hotel in Las Vegas," helped fuel this demand. Revenues were also assisted by the temporary addition of Cirque du Soleil to The Mirage's entertainment offerings. This world-renowned performance troupe appeared at The Mirage from November 1992 until November 1993 and is now appearing in an entirely new show, "Mystere," at Treasure Island.



    The Mirage's operating margin rebounded in 1993 to 21.9%, versus 20.2% in 1992 and 25.9% in 1991. The 1991 margin was higher than normal due to high baccarat activity and a lower than normal level of bad debt expense.



    The Company had approximately $10 million of maintenance capital expenditures at The Mirage in 1993, versus approximately $12 million in 1992 and $9 million in 1991. Such capital spending will increase significantly in 1994. The Company is installing all new slot machines at The Mirage at a net cost of approximately $6 million. The Company also plans to begin refurbishing most of the standard guest rooms at The Mirage in late 1994. Although most first-class hotels refurbish their guest rooms approximately every seven years, management has decided to accelerate its plans because of the Company's high standards and the extremely high occupancies experienced at The Mirage since its opening. This approximately $32.5 million project will be undertaken in a manner designed to minimize the disruption to guests and employees.



TREASURE ISLAND



                                                                                             PERIOD ENDED
                                                                                             DECEMBER 31,
                                                                                                 1993
                                                                                            ---------------
                                                                                              (DOLLARS IN
                                                                                               MILLIONS)
Gross revenues............................................................................     $    63.6
Net revenues..............................................................................          59.0
EBDIT (a).................................................................................          13.2
Operating income (b)......................................................................           8.2
Operating margin (c)......................................................................          13.9%

- ------------------------
(a) Earnings before depreciation, interest and taxes. Also before a one-time charge of $29.8 million for preopening and related promotional expense.
(b)   Before preopening and related promotional expense.
(c)   Operating income/net revenues.



    Despite higher than normal staffing levels designed to ensure a smooth October 26 opening, a lower than expected win percentage, openings during the same period of two major competing facilities and the fact that its showroom did not open until December 25, Treasure Island produced $13.2 million of operating cash flow in the 66-day period, on $63.6 million of gross revenues. Occupancy of its standard guest rooms was 97%.



    New facilities, such as Treasure Island, tend to have a relatively high level of employee attrition in the first few months of operation. Furthermore, employees are generally not as efficient at opening as they become with a few months of experience. Anticipating this, the Company intentionally overstaffs for opening periods, contributing to lower than normal operating margins.

THE GOLDEN NUGGET



                                                                         YEAR ENDED DECEMBER 31
                                                         -------------------------------------------------------
                                                                                          % INCREASE (DECREASE)
                                                                                          ----------------------
                                                                                           1993 VS.    1992 VS.
                                                           1993       1992       1991        1992        1991
                                                         ---------  ---------  ---------  -----------  ---------
                                                              (DOLLARS IN MILLIONS)
Gross revenues.........................................  $   202.4  $   208.8  $   189.1         (3)%         10%
Net revenues...........................................      185.0      190.3      173.5         (3)%         10%
EBDIT (a)..............................................       45.0       39.3       38.0          15%          3%
Operating income.......................................       34.2       28.6       25.9          20%         10%
Operating margin (b)...................................       18.5%      15.0%      15.0%       3.5pts         0%

- ------------------------
(a)  Earnings before depreciation, interest and taxes.
(b)  Operating income/net revenues.



    The Golden Nugget had an excellent 1993, with operating cash flow increasing 15% to $45.0 million. This followed an operating cash flow increase of 3% in 1992.



    Many factors contributed to this improvement. For one, the Company refurbished most of the facility's guest rooms in mid-1992, helping to ensure the facility's position as a four-star/four-diamond hotel, one of only two in Southern Nevada.



    Second, management determined in late 1992 that the Golden Nugget's "high roller" business was not as profitable as some of its other business segments because it did not have the economies of scale of large Strip operations such as The Mirage. Accordingly, the decision was made to concentrate on the more profitable business segments. This resulted in the installation of additional slot machines, the creation of a new facility that operates as a race and sports book during the day and a show lounge during the evening and the elimination of the Golden Nugget's showroom entertainment policy.



    The focus on more profitable business segments caused a significant increase in the Golden Nugget's operating margin during 1993. The aforementioned increase in operating cash flow was achieved despite a 3% decrease in gross revenues.



    During 1993, the Golden Nugget and a group of other downtown casinos formed a public/private-sector development venture known as The Fremont Street Experience. This project will tie together the casinos along Fremont Street in downtown Las Vegas with a pedestrian mall topped with a "celestial vault." The celestial vault will be a porous canopy that shades the street from the desert sun during the day and acts as a backdrop for special effects light shows in the evening. Under the canopy will be retailing kiosks and special events designed to bring tourists to the downtown area. The Fremont Street Experience will also include a 1,600-vehicle parking garage, which is much needed in downtown Las Vegas, and approximately 38,000 square feet of retail space.



    The Golden Nugget's share of the development cost of The Fremont Street Experience is $3 million. The other major participating casinos are contributing similar amounts, bringing the casinos' total contributions to $18 million. The balance of the $63 million total development cost will be principally provided by City redevelopment funds and the Las Vegas Convention and Visitors Authority. Construction of The Fremont Street Experience is scheduled to begin in mid-1994, with completion scheduled for September 1995. In the interim, its construction may temporarily impede traffic in the downtown area, which could negatively effect operations at the casinos.



    The Company is also planning to replace some of the Golden Nugget's existing slot machines during 1994 with new models. The net cost of such conversion is approximately $4 million.

THE GOLDEN NUGGET-LAUGHLIN



                                                                 YEAR ENDED DECEMBER 31
                                              ------------------------------------------------------------
                                                                                         % INCREASE
                                                                                   -----------------------
                                                                                   1993 VS.       1992 VS.
                                               1993        1992        1991          1992           1991
                                              ------      ------      -------      --------       --------
                                                   (DOLLARS IN MILLIONS)
Gross revenues..........................      $ 65.6      $ 50.2      $  40.0         31%            26%
Net revenues............................        59.7        45.8         35.9         30%            28%
EBDIT (a)...............................        15.1         8.7          4.7         74%            85%
Operating income (loss).................         7.0         1.9         (0.5)       268%            --
Operating margin (b)....................        11.7%        4.2%        (1.4)%     7.5pts         5.6pts

- ------------------------
(a)   Earnings before depreciation, interest and taxes.
(b)   Operating income (loss)/net revenues.



    The Golden Nugget-Laughlin had another strong year in 1993, capitalizing on expansions and refurbishments completed during 1992. The facility's gross revenues rose 31% and operating cash flow increased 74%. This follows increases in 1992 of 26% and 85%, respectively.



    The 1992 enhancements included the refurbishment of virtually all public areas, an increase in the size of the casino from 22,000 to 32,000 square feet and construction of the facility's first 300 guest rooms. In 1993, the Company added an intricate light trellis to the front of the facility designed to draw customers from other casinos.



    The Golden Nugget-Laughlin operated at 91% occupancy during 1993, with what management believes are the highest average room rates in the Laughlin market.



    The operating margin improved at the facility in 1993 due to higher levels of activity, a shift in the mix of revenues and the lack of construction disruptions.



    The Company has been evaluating the construction of 400 more guest rooms at the property, as well as a specialty restaurant. However, over the past few months, a competitor completed a major addition to its Laughlin facility, while three new large resorts (including Treasure Island) opened in Las Vegas. Although recent results from Laughlin, which is now in its peak season, have been good, the Company has opted to wait several months to analyze the effects of the new competition before proceeding with the planned expansions.



OTHER FACTORS AFFECTING EARNINGS PER SHARE


    Corporate expense increased 21% in 1992 and 19% in 1993, chiefly due to the Company's evaluation and pursuit of opportunities in new gaming jurisdictions. Each of these jurisdictions has unique demographic, regulatory, political and tax characteristics pertinent to any significant investment by the Company. Frequently, extensive evaluation and submittals are necessary to determine if there is a potential profit opportunity for the Company. Proposals were made in several jurisdictions, some of which remain outstanding. The Company also evaluated and continues to evaluate other potential jurisdictions that have not yet warranted or required specific proposals. Although management believes that these efforts have the potential to produce significant future income for the Company, its policy is to expense as incurred all costs (except for land acquisition costs) associated with such ventures until such time as the likelihood of construction is relatively certain.



    New jurisdiction expenses in 1993 totaled approximately $9.6 million, versus approximately $6.5 million in 1992. Prior to 1992, the Company's efforts regarding new jurisdictions were significantly less extensive.



    Despite the March 1992 issuance of debt for the construction of Treasure Island, interest cost declined by 14% and 10% in 1993 and 1992, respectively. The reasons include the reduction of overall debt using the Company's operating cash flow and proceeds from equity offerings, and the refinancing of other debt using borrowed funds with a lower interest cost.

    The Company capitalized $25.1 million of interest in 1993, versus $4.2 million in 1992 and $730,000 in 1991. Such capitalization primarily relates to the Treasure Island and Dunes projects.



    Interest income declined in 1992 and 1993 due to investment of funds into Treasure Island and the Dunes as well as the Company's revised strategy of relying on its bank credit facility, rather than surplus cash, for its opportunistic capital.



    Interest and other income in 1991 includes $3.3 million from the settlement of a lawsuit initiated by the Company associated with its investment portfolio, which has since been liquidated. In 1992, the "Other, net" caption includes $5.1 million received by the Company upon the settlement of a dispute involving certain leasehold interests that it once owned in London, England.



    The Company's effective tax rate in 1993 and 1991 was almost identical to the federal statutory rate of 35% and 34%, respectively. In 1992, the Internal Revenue Service (the "IRS") completed its examination of the Company's tax returns for the years 1985 through 1990, resulting in a $7.0 million reduction in the 1992 income tax provision. Except for this, the 1992 effective tax rate was also nearly identical to the 34% federal statutory rate. There are no state income taxes in Nevada, where substantially all of the Company's facilities are located.



    The number of shares used in the computation of earnings per share increased in 1992 and 1993 due to equity offerings and stock option programs.



CAPITAL EXPENDITURES


    The Company had capital expenditures of $432.4 million in 1993 and $220.8 million in 1992, principally related to Treasure Island and the acquisition of the Dunes. These were funded through a combination of borrowings, equity issuances and operating cash flow.



    The Company believes in maintaining its facilities in first-class condition. Maintenance capital spending for the four properties is anticipated to approximate $30 million per year, in addition to the planned room refurbishments at The Mirage and new slot machines mentioned previously. Apart from this, future capital expenditures will be dependent on the timing, scope and number of expansion projects undertaken by the Company.



    The Company is developing plans for construction on the Dunes site. Such construction could cost significantly more than $500 million. The planning and design for the project are not yet complete, so the ultimate project cost and construction schedule are still uncertain.



    The Company also has numerous proposals for casino-and entertainment-related projects in various new gaming jurisdictions. Several are contingent on passage of acceptable gaming legislation or on the Company being awarded one of a limited number of licenses. It is possible that conditions would permit the Company to begin projects in 1994 or 1995 that would require comparatively large capital expenditures in 1995, 1996 and beyond.



    There can be no assurance that management will determine to proceed with any such project. It is also possible that such projects could require significant financing.



LIQUIDITY


    The Company's liquidity is excellent. At December 31, the Company had $133 million available under its bank credit facility, in addition to approximately $57.5 million in cash and cash equivalents. Principal maturities of the Company's debt are relatively minor through 1997. Management funded the March 15, 1994 maturity of $27 million of floating rate first mortgage notes using its operating cash flow and bank credit facility.



    With no major projects currently under construction and with minimal debt maturities, management expects the Company to produce significant free cash flow during 1994.

WORKING CAPITAL


    In past years, the Company maintained large cash balances in order to be prepared to move quickly on potential opportunities. Cognizant of the high cost of the negative spread between its borrowing cost and the returns from investing in short-term securities backed by the U.S. Government, the Company revised its strategy and now relies primarily on its bank credit facility for opportunistic capital. This has resulted in a reduction in the Company's cash balances and working capital. Nevertheless, the sum of its cash and the amount available under its bank credit facility at December 31, 1993 was $190.5 million. Excluding cash equivalents restricted for the construction of Treasure Island, cash and available credit facilities at December 31, 1992 totaled $178.2 million.



THE PROPOSED SPIN-OFF


    Management is considering a spin-off transaction whereby the stock of the entities which own the two Golden Nugget properties would be contributed to a new corporation. The shares of this corporation would be distributed to the Company's stockholders on a pro rata basis. For example, a stockholder owning 1% of the Company's stock would receive 1% of the shares of the new Golden Nugget holding company. The two resulting public companies would be independent of each other, except that they would initially have the same stock ownership (including the same principal stockholder).



    Management believes that the separation of the Company into two entities may enhance its ability to attract opportunities in new gaming jurisdictions. Some jurisdictions are better suited for a smaller company with a recognized brand name, such as "Golden Nugget." Others offer the opportunity to build large, one-of-a-kind projects, similar to The Mirage and Treasure Island. A few jurisdictions award only one gaming license to a single company.



    Management also believes that the separation would reduce the Company's overall cost of capital and provide additional incentives and opportunities for its employees.



    Consummation of the spin-off is contingent on a number of factors, including the receipt of requisite consents from the Nevada Gaming Authorities and the lenders under the Company's bank credit facility and a ruling from the IRS or other satisfactory assurance that the spin-off would qualify as a tax-free distribution to the Company's stockholders. In February 1994, the Company filed a request with the IRS for such a ruling. There can be no assurance that the Company will receive the necessary ruling or consents, that management will determine to proceed with the spin-off or as to the timing or specific effects of the transaction.



ITEM 8.__FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


    The Consolidated Financial Statements and Notes to Consolidated Financial Statements of Mirage Resorts, Incorporated and Subsidiaries, referred to in Item 14(a)(1) of this Form 10-K, are included at pages 26 to 42.


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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


    (a)(1).__FINANCIAL STATEMENTS.



            Included in Part II of this Report:
              Report of Independent Accountants
              Consolidated Balance Sheets -- December 31, 1993 and 1992 Years ended December 31, 1993, 1992 and 1991
                Consolidated Statements of Income
                Consolidated Statements of Stockholders' Equity
                Consolidated Statements of Cash Flows
              Notes to Consolidated Financial Statements



    (a)(2).__FINANCIAL STATEMENT SCHEDULES.



            Included in Part IV of this Report:
              For the years ended December 31, 1993, 1992 and 1991
                Schedule II        --    Amounts Receivable from Related
                                          Parties
                Schedule V         --    Property and Equipment
                Schedule VI        --    Accumulated Depreciation of Property
                                          and Equipment
                Schedule VIII      --    Valuation and Qualifying Accounts
                Schedule X         --    Supplementary Income Statement
                                          Information



    Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements. Columns omitted from schedules filed have been omitted because the information is not applicable.

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

           10(yy)     Amendment No. 3  to Credit  Agreement, dated as  of April  16, 1993,  among
                      Registrant, MCH and the financial institutions party thereto, together with exhibit. Incorporated by reference to Exhibit 10(mm) to the Form S-4.
           10(zz)     Amendment  No. 4 to  Credit Agreement, dated  as of August  20, 1993, among
                      Registrant, MCH and the financial institutions party thereto.  Incorporated by  reference to Exhibit  10 to Registrant's Quarterly  Report on Form 10-Q
                      for the fiscal quarter ended September 30, 1993.
           10(aaa)    Land Sales Contract, dated March 26, 1993, between MH and Stephen A.  Wynn, together  with exhibits. Incorporated by reference to Exhibit 10(yy) to the
                      Form S-4.
           10(bbb)    Second Amendment to Ground Lease, dated as of October 26, 1993, between MCH and TI Corp.
           10(ccc)*   First Amendment  to  Executive  Retirement  Plan  Agreement,  dated  as  of
                      December 1, 1993, between Registrant and Kenneth R. Wynn.
           10(ddd)    Purchase  Agreement, dated March  23, 1993, among  Finance, MCH, Donaldson,
                      Lufkin & Jenrette Securities Corporation  ("DLJ") and Salomon Brothers  Inc
                      ("SBI").  Incorporated by reference to Exhibit  28.1 to the March 1993 Form
                      8-K.
           10(eee)    Registration Rights Agreement, dated as  of March 31, 1993, among  Finance,
                      MCH,  DLJ and SBI. Incorporated  by reference to Exhibit  28.2 to the March
                      1993 Form 8-K.
           10(fff)    Stockholders' Agreement, dated as of  January 4, 1994, among MUMSA,  Mirage
                      Argentina,  Inc.,  Universal  Casino  Consultants  (HK)  Ltd.  and  Berjaya
                      Universal Casino Management (HK) Ltd.
           11         Computation of net income per share of common stock.
           21         List of subsidiaries of Registrant.
           23         Consent of Coopers & Lybrand

- ------------------------
*Constitutes an executive compensation plan or agreement.


    (b).  REPORTS ON FORM 8-K.

          The Registrant filed no reports on Form 8-K during the three-month period ended December 31, 1993.

                          MIRAGE RESORTS, INCORPORATED



                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Directors and Stockholders
of Mirage Resorts, Incorporated
Las Vegas, Nevada



    We have audited the consolidated financial statements and financial statement schedules of Mirage Resorts, Incorporated and subsidiaries as listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.



    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mirage Resorts, Incorporated and subsidiaries as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                          COOPERS & LYBRAND


Los Angeles, California
February 11, 1994

                          MIRAGE RESORTS, INCORPORATED
                          CONSOLIDATED BALANCE SHEETS



                                     ASSETS



                                                                                           AT DECEMBER 31
                                                                                     --------------------------
                                                                                         1993          1992
                                                                                     ------------  ------------
(IN THOUSANDS,
 EXCEPT SHARE DATA)
CURRENT ASSETS
Cash and cash equivalents (including $27,250 restricted for construction at
 December 31, 1992)................................................................  $     57,462  $    142,983
Receivables, net...................................................................        58,182        68,566
Inventories........................................................................        30,374        18,674
Refundable income taxes............................................................         6,303        14,989
Deferred income taxes..............................................................        26,756        15,110
Prepaid expenses and other.........................................................        18,353        14,335
                                                                                     ------------  ------------
    Total current assets...........................................................       197,430       274,657
Property and equipment, net........................................................     1,421,366     1,067,461
Cash equivalents restricted for construction.......................................       --            157,196
Other assets, net..................................................................        86,462        95,607
                                                                                     ------------  ------------
                                                                                     $  1,705,258  $  1,594,921
                                                                                     ------------  ------------
                                                                                     ------------  ------------
                                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Trade accounts payable.............................................................  $     72,483  $     50,780
Construction accounts payable......................................................         4,328        24,371
Accrued expenses...................................................................        82,922        77,137
Current maturities of long-term debt...............................................        31,617         3,346
                                                                                     ------------  ------------
    Total current liabilities......................................................       191,350       155,634
Long-term debt, net of current maturities..........................................       535,025       831,179
Other liabilities, including deferred income taxes of $60,115 and $46,132..........        68,019        54,497
                                                                                     ------------  ------------
    Total liabilities..............................................................       794,394     1,041,310
                                                                                     ------------  ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, par value $0.008: authorized 562,500,000 shares; issued 117,573,825
 shares; outstanding 90,606,608 and 74,599,645 shares..............................           940           940
Additional paid-in capital.........................................................       695,587       453,666
Retained earnings..................................................................       372,683       343,451
Treasury stock, at cost: 26,967,217 and 42,974,180 shares..........................      (158,346)     (244,446)
                                                                                     ------------  ------------
    Total stockholders' equity.....................................................       910,864       553,611
                                                                                     ------------  ------------
                                                                                     $  1,705,258  $  1,594,921
                                                                                     ------------  ------------
                                                                                     ------------  ------------



  The accompanying notes are an integral part of these consolidated financial statements.

                          MIRAGE RESORTS, INCORPORATED
                       CONSOLIDATED STATEMENTS OF INCOME



                                                                                    YEAR ENDED DECEMBER 31
                                                                            --------------------------------------
                                                                                1993         1992         1991
                                                                            ------------  -----------  -----------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES
Casino....................................................................  $    586,403  $   533,580  $   536,798
Rooms.....................................................................       180,936      147,151      138,990
Food and beverage.........................................................       158,889      137,407      131,400
Other.....................................................................       127,185      102,438       94,451
                                                                            ------------  -----------  -----------
                                                                               1,053,413      920,576      901,639
Less -- promotional allowances............................................      (100,111)     (87,552)     (78,782)
                                                                            ------------  -----------  -----------
                                                                                 953,302      833,024      822,857
                                                                            ------------  -----------  -----------
COSTS AND EXPENSES
Casino....................................................................       300,377      278,111      261,204
Rooms.....................................................................        55,586       46,663       45,743
Food and beverage.........................................................       103,541       87,777       84,993
Other.....................................................................        93,355       81,807       70,702
Bad debts.................................................................        19,819       20,246       12,325
General and administrative................................................       114,957      104,314      103,470
Depreciation and amortization.............................................        74,147       63,028       60,000
Corporate expense.........................................................        29,999       25,303       20,932
Preopening and related promotional expense................................        29,793      --           --
                                                                            ------------  -----------  -----------
                                                                                 821,574      707,249      659,369
                                                                            ------------  -----------  -----------
OPERATING INCOME..........................................................       131,728      125,775      163,488
                                                                            ------------  -----------  -----------
OTHER INCOME AND (EXPENSES)
Interest and other income.................................................         5,299       14,334       18,745
Interest cost.............................................................       (88,545)    (103,404)    (114,442)
Interest capitalized......................................................        25,080        4,158          730
Other, net................................................................        (1,259)       4,720         (951)
                                                                            ------------  -----------  -----------
                                                                                 (59,425)     (80,192)     (95,918)
                                                                            ------------  -----------  -----------
INCOME BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE...........................................        72,303       45,583       67,570
Provision for income taxes................................................        24,234        8,638       23,032
                                                                            ------------  -----------  -----------
INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE.....................................................        48,069       36,945       44,538
Extraordinary item -- gain (loss) on early retirements of debt, net of
 applicable income tax (benefit)..........................................       (18,837)     (12,158)       2,229
Cumulative effect (to January 1, 1992) of reduction of deferred tax
 liability due to change in accounting principle..........................       --             3,632      --
                                                                            ------------  -----------  -----------
NET INCOME................................................................  $     29,232  $    28,419  $    46,767
                                                                            ------------  -----------  -----------
                                                                            ------------  -----------  -----------
INCOME PER SHARE OF COMMON STOCK
Income before extraordinary item and cumulative effect of change in
 accounting principle.....................................................  $        .58  $       .53  $       .80
Extraordinary item -- gain (loss) on early retirements of debt, net of
 applicable income tax (benefit)..........................................          (.23)        (.17)         .04
Cumulative effect (to January 1, 1992) of reduction of deferred tax
 liability due to change in accounting principle..........................       --               .05      --
                                                                            ------------  -----------  -----------
NET INCOME PER SHARE OF COMMON STOCK......................................  $        .35  $       .41  $       .84
                                                                            ------------  -----------  -----------
                                                                            ------------  -----------  -----------



  The accompanying notes are an integral part of these consolidated financial statements.

                          MIRAGE RESORTS, INCORPORATED
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                            COMMON STOCK
                                                      ------------------------      ADDITIONAL
                                                         SHARES                      PAID-IN          RETAINED
                                                      OUTSTANDING      AMOUNT        CAPITAL          EARNINGS
                                                      ------------     -------    --------------     -----------
                                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCES, JANUARY 1, 1991.........................     41,728,045      $  940     $     247,706      $  268,265
Issuance of common stock..........................     12,500,000        --              75,894          --
Exercise of common stock options..................        493,750        --                 886          --
Tax benefit from stock option exercises...........        --             --               1,054          --
Issuance of restricted common stock in
 satisfaction of deferred compensation
 obligations......................................        239,948        --                (203)         --
Purchase of common stock..........................        (44,168)       --            --                --
Recognition of the vesting of restricted common
 stock and nonqualified stock options.............        --             --               2,388          --
Gift of common stock to employees.................         10,800        --                  56          --
Other.............................................        --             --                 (17)         --
Net income for the year...........................        --             --            --                46,767
                                                      ------------     -------    --------------     -----------
BALANCES, DECEMBER 31, 1991.......................     54,928,375         940           327,764         315,032
Issuance of common stock..........................     12,500,000        --             110,762          --
Exercise of common stock options..................      7,192,582        --              (9,016)         --
Tax benefit from stock option exercises...........        --             --              21,782          --
Purchase of common stock..........................        (21,137)       --            --                --
Recognition of the vesting of restricted common
 stock and nonqualified stock options.............        --             --               2,375          --
Other.............................................           (175)       --                  (1)         --
Net income for the year...........................        --             --            --                28,419
                                                      ------------     -------    --------------     -----------
BALANCES, DECEMBER 31, 1992.......................     74,599,645         940           453,666         343,451
Issuance of common stock..........................     13,750,000        --             229,575          --
Exercise of common stock options..................      2,098,208        --               2,082          --
Tax benefit from stock option exercises...........        --             --               9,147          --
Issuance of restricted common stock in
 satisfaction of deferred compensation
 obligations......................................        182,191        --                 695          --
Purchase of common stock..........................        (23,436)       --            --                --
Recognition of the vesting of restricted common
 stock and nonqualified stock options.............        --             --                 422          --
Net income for the year...........................        --             --            --                29,232
                                                      ------------     -------    --------------     -----------
BALANCES, DECEMBER 31, 1993.......................     90,606,608      $  940     $     695,587      $  372,683
                                                      ------------     -------    --------------     -----------
                                                      ------------     -------    --------------     -----------


                                                            TREASURY STOCK
                                                      --------------------------
                                                         SHARES         AMOUNT        TOTAL
                                                      ------------    ----------    ----------

BALANCES, JANUARY 1, 1991.........................      75,845,780    $ (394,813)   $  122,098
Issuance of common stock..........................     (12,500,000)       49,606       125,500
Exercise of common stock options..................        (493,750)        1,389         2,275
Tax benefit from stock option exercises...........         --             --             1,054
Issuance of restricted common stock in
 satisfaction of deferred compensation
 obligations......................................        (239,948)        1,071           868
Purchase of common stock..........................          44,168          (444)         (444)
Recognition of the vesting of restricted common
 stock and nonqualified stock options.............         --             --             2,388
Gift of common stock to employees.................         (10,800)           48           104
Other.............................................         --             --               (17)
Net income for the year...........................         --             --            46,767
                                                      ------------    ----------    ----------
BALANCES, DECEMBER 31, 1991.......................      62,645,450      (343,143)      300,593
Issuance of common stock..........................     (12,500,000)       60,875       171,637
Exercise of common stock options..................      (7,192,582)       38,088        29,072
Tax benefit from stock option exercises...........         --             --            21,782
Purchase of common stock..........................          21,137          (266)         (266)
Recognition of the vesting of restricted common
 stock and nonqualified stock options.............         --             --             2,375
Other.............................................             175        --                (1)
Net income for the year...........................         --             --            28,419
                                                      ------------    ----------    ----------
BALANCES, DECEMBER 31, 1992.......................      42,974,180      (244,446)      553,611
Issuance of common stock..........................     (13,750,000)       74,020       303,595
Exercise of common stock options..................      (2,098,208)       11,470        13,552
Tax benefit from stock option exercises...........         --             --             9,147
Issuance of restricted common stock in
 satisfaction of deferred compensation
 obligations......................................        (182,191)        1,052         1,747
Purchase of common stock..........................          23,436          (442)         (442)
Recognition of the vesting of restricted common
 stock and nonqualified stock options.............         --             --               422
Net income for the year...........................         --             --            29,232
                                                      ------------    ----------    ----------
BALANCES, DECEMBER 31, 1993.......................      26,967,217    $ (158,346)   $  910,864
                                                      ------------    ----------    ----------
                                                      ------------    ----------    ----------



  The accompanying notes are an integral part of these consolidated financial statements.

                          MIRAGE RESORTS, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                    YEAR ENDED DECEMBER 31
                                                                             -------------------------------------
                                                                                1993         1992         1991
                                                                             -----------  -----------  -----------
                                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income...............................................................  $    29,232  $    28,419  $    46,767
  Adjustments to reconcile net income to net cash provided by operating activities
    Provision for losses on receivables....................................       19,819       20,246       12,325
    Depreciation and amortization of property and equipment................       76,965       64,816       61,815
    Other amortization.....................................................       17,779       18,055       18,641
    Loss from disposals of property and equipment..........................          347        2,003        3,064
    (Gain) loss on early retirements of debt...............................       28,980       18,421       (3,377)
    Deferred income taxes, including cumulative effect of change in
     accounting principle in 1992..........................................        2,337      (20,432)       7,185
    Changes in assets and liabilities
      (Increase) decrease in receivables, net of write-offs................       (9,435)     (34,273)      11,608
      (Increase) decrease in refundable income taxes.......................        8,686      (14,989)       2,678
      Increase in inventories and other current assets.....................      (15,718)      (3,812)        (413)
      Increase in trade accounts payable...................................       21,703       11,756        1,317
      Increase (decrease) in accrued expenses..............................        5,785       (7,845)      (1,873)
    Other, net.............................................................       (5,655)       2,200       (4,771)
                                                                             -----------  -----------  -----------
        Net cash provided by operating activities..........................      180,825       84,565      154,966
                                                                             -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of investments.......................................      --             5,925       27,270
  Proceeds from disposals of property and equipment........................        1,171       15,143        5,390
  Capital expenditures.....................................................     (432,388)    (220,844)     (66,051)
  Net (increase) decrease in noncurrent cash equivalents restricted for
   construction............................................................      157,196     (135,494)      13,301
  Increase (decrease) in construction accounts payable.....................      (20,043)      16,771        1,258
  Other, net...............................................................        6,125      (12,014)      (2,962)
                                                                             -----------  -----------  -----------
        Net cash used for investing activities.............................     (287,939)    (330,513)     (21,794)
                                                                             -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt.................................       97,500      291,922      --
  Proceeds from borrowings under credit facilities.........................      133,150      104,360      --
  Early retirements of debt................................................     (377,698)    (340,840)    (188,457)
  Repayments of borrowings under credit facilities and other debt..........     (157,096)     (83,136)        (931)
  Proceeds from issuance of common stock...................................      303,595      171,637      125,500
  Exercise of stock options, including related income tax benefit..........       22,699       50,854        3,329
  Other, net...............................................................         (557)        (266)        (613)
                                                                             -----------  -----------  -----------
        Net cash provided by (used for) financing activities...............       21,593      194,531      (61,172)
                                                                             -----------  -----------  -----------
CASH AND CASH EQUIVALENTS
  Increase (decrease) for the year.........................................      (85,521)     (51,417)      72,000
  Balance, beginning of year...............................................      142,983      194,400      122,400
                                                                             -----------  -----------  -----------
  Balance, end of year.....................................................  $    57,462  $   142,983  $   194,400
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
SUPPLEMENTAL CASH FLOW DISCLOSURES
  Interest paid, net of amounts capitalized................................  $    60,923  $    91,837  $   109,226
  Income taxes paid (refunded), net........................................       (6,080)      19,143        9,209



  The accompanying notes are an integral part of these consolidated financial statements.

                          MIRAGE RESORTS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



    BASIS OF PRESENTATION.__Mirage Resorts, Incorporated (the "Company"), through wholly owned Nevada subsidiaries, owns and operates some of the most successful casino-based entertainment resorts in the world. These facilities include The Mirage and Treasure Island on the Las Vegas Strip, the Golden Nugget in downtown Las Vegas and the Golden Nugget-Laughlin in Laughlin, Nevada. In January 1993, the Company purchased the assets of the former Dunes Hotel, Casino and Country Club on the Las Vegas Strip and is developing long-term plans for the approximately 164-acre site, which include construction of extensive new hotel, casino and resort facilities.



    PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.



    CASINO REVENUES AND PROMOTIONAL ALLOWANCES. The Company recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. Revenues include the retail value of rooms, food, beverage and other goods and services provided to customers without charge. Such amounts are then deducted as promotional allowances. The estimated cost of providing these promotional allowances is as follows:



                                                                   YEAR ENDED DECEMBER 31
                                                               -------------------------------
                                                                 1993       1992       1991
                                                               ---------  ---------  ---------
                                                                       (IN THOUSANDS)
Rooms........................................................  $  17,215  $  15,318  $  13,199
Food and beverage............................................     47,536     42,076     39,040
Other........................................................      4,698      4,783      4,719
                                                               ---------  ---------  ---------
                                                               $  69,449  $  62,177  $  56,958
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------



    The cost of promotional allowances has been allocated to costs and expenses as follows:



                                                                   YEAR ENDED DECEMBER 31
                                                               -------------------------------
                                                                 1993       1992       1991
                                                               ---------  ---------  ---------
                                                                       (IN THOUSANDS)
Casino.......................................................  $  63,504  $  56,457  $  51,923
Other costs and expenses.....................................      5,945      5,720      5,035
                                                               ---------  ---------  ---------
                                                               $  69,449  $  62,177  $  56,958
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------



    CASH AND CASH EQUIVALENTS. The Company classifies all highly liquid debt instruments purchased with an original maturity of three months or less as cash equivalents. Cash equivalents are carried at cost which approximates fair value.



    CONCENTRATIONS  OF  CREDIT RISK.    Financial instruments  which potentially
subject the Company to concentrations of credit risk consist principally of short-term investments and receivables.



    The Company's short-term investments are typically comprised of U.S. Government-backed repurchase agreements with maturities of 30 days or less. Such investments are made with financial institutions having a high credit quality and the Company limits the amount of its credit exposure to any one financial institution. Due to the short-term nature of the instruments, the Company does not take possession of the securities which are instead held in a custodial account.



    The Company extends credit to a limited number of casino patrons, but only following background checks and investigations of creditworthiness. At December 31, 1993, a substantial portion of the receivables was due from foreign customers. The collectibility of these receivables could be affected by future business

                          MIRAGE RESORTS, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


or economic trends or other significant events in the countries in which such customers reside. At December 31, 1993, no individual customer accounted for more than five percent of the Company's total receivables.



    The Company maintains an allowance for doubtful accounts to reduce its receivables to their carrying amount, which approximates fair value. Management believes that as of December 31, 1993, no significant concentrations of credit risk exist for which an allowance has not already been determined and recorded.



    INVENTORIES.   Inventories are stated at the  lower of cost or market value.
Cost is determined by the first-in, first-out and specific identification methods.



    PROPERTY AND EQUIPMENT. Property and equipment are recorded at cost and include interest capitalized during the construction period. Depreciation is computed using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.



    Significant replacements and improvements are capitalized; other maintenance and repairs are expensed. The cost and accumulated depreciation of assets retired or otherwise disposed of are eliminated from the accounts and any resulting gain or loss is credited or charged to income, as appropriate.



    GOODWILL AND INTANGIBLE ASSETS. Goodwill of $5,645,000 and various intangible assets are included in "Other assets, net" in the Consolidated Balance Sheets. Goodwill represents the excess of cost over the value of net tangible assets of the business in 1950 when it was acquired by the Company. Such amount is not being amortized because, in the opinion of management, there has been no diminution of its value. Certain intangible assets were acquired during 1988 in connection with the purchase of the Golden Nugget-Laughlin and are being amortized over a five-to seven-year period using the straight-line method.



    ORIGINAL ISSUE DISCOUNT AND  DEBT ISSUE COSTS.   Original issue discount  is
amortized over the life of the related indebtedness using the effective interest method.



    Costs associated with the issuance of debt are deferred and amortized over the life of the related indebtedness using the straight-line method giving pro rata effect, where appropriate, to debt retirement schedules specified in the debt indentures. This approximates the effective interest method.



    CORPORATE EXPENSE. Corporate expense represents unallocated general and administrative expenses including payroll costs, professional fees, costs associated with operating and maintaining the Company's jet aircraft and various other expenses not directly related to operating the Company's hotel-casinos.



    PREOPENING AND RELATED PROMOTIONAL EXPENSE. Costs associated with the opening of new hotel-casinos, including personnel, training, advertising and other costs, are capitalized and charged to expense over management's estimate of the period of economic benefit associated with such costs. Management believes that such period with respect to major hotel-casinos is approximately 60 days. As a result, capitalized preopening costs associated with the development of Treasure Island were fully amortized during 1993 following the October 26 commencement of operations. Such costs, together with related promotional expenses incurred during the 1993 fourth quarter, totaled approximately $29.8 million.



    NET INCOME PER SHARE OF COMMON STOCK. Net income per share of common stock is computed based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Common stock equivalents included in the computation consist of those shares issuable upon the assumed exercise of certain dilutive common stock options as determined under the treasury stock method. The number of shares used in the computation of net income per share of common stock was 83,409,411 in 1993, 69,949,015 in 1992 and 55,420,923 in 1991.



    Fully diluted per share amounts are substantially the same as primary per share amounts for the periods presented.

                          MIRAGE RESORTS, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


    RECLASSIFICATIONS.   Certain  amounts  in the  1992  and  1991  consolidated
financial   statements  have  been   reclassified  to  conform   with  the  1993
presentation. Such reclassifications had no effect on the Company's net income.



NOTE 2 -- RECEIVABLES


    Receivables consisted of the following:



                                                                         AT DECEMBER 31
                                                                     ----------------------
                                                                        1993        1992
                                                                     ----------  ----------
                                                                         (IN THOUSANDS)
Casino.............................................................  $   74,237  $   94,704
Hotel..............................................................      10,821       8,777
                                                                     ----------  ----------
                                                                         85,058     103,481
Less allowance for doubtful accounts...............................     (26,876)    (34,915)
                                                                     ----------  ----------
                                                                     $   58,182  $   68,566
                                                                     ----------  ----------
                                                                     ----------  ----------



NOTE 3 -- PROPERTY AND EQUIPMENT


    Property and equipment consisted of the following:



                                                                       AT DECEMBER 31
                                                                 --------------------------
                                                                     1993          1992
                                                                 ------------  ------------
                                                                       (IN THOUSANDS)
Land...........................................................  $    191,176  $    135,142
Land improvements..............................................       117,348       100,604
Buildings......................................................       866,921       571,876
Furniture, fixtures and equipment..............................       553,006       384,209
Construction in progress.......................................        24,661       136,135
                                                                 ------------  ------------
                                                                    1,753,112     1,327,966
Less accumulated depreciation..................................      (331,746)     (260,505)
                                                                 ------------  ------------
                                                                 $  1,421,366  $  1,067,461
                                                                 ------------  ------------
                                                                 ------------  ------------



NOTE 4 -- ACCRUED EXPENSES


    Accrued expenses consisted of the following:



                                                                          AT DECEMBER 31
                                                                       --------------------
                                                                         1993       1992
                                                                       ---------  ---------
                                                                          (IN THOUSANDS)
Payroll..............................................................  $  30,518  $  22,373
Interest.............................................................     10,409     21,611
Entertainers' fees...................................................      9,899      8,149
Gaming taxes.........................................................      6,136      5,774
Other................................................................     25,960     19,230
                                                                       ---------  ---------
                                                                       $  82,922  $  77,137
                                                                       ---------  ---------
                                                                       ---------  ---------

                          MIRAGE RESORTS, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 5 -- LONG-TERM DEBT


    Long-term debt consisted of the following:



                                                                                               PRINCIPAL OUTSTANDING
                                                                                                  AT DECEMBER 31,
                                                        EFFECTIVE                             ------------------------
                                                           RATE             MATURITY            1993           1992
                                                        ----------       ---------------      ---------      ---------
                                                                                                   (IN THOUSANDS)
DEBT ASSOCIATED WITH THE MIRAGE AND TREASURE
 ISLAND
PARI PASSU first mortgage indebtedness
  9 7/8% first mortgage notes.....................         9.875%        October 2000         $ 300,000      $ 300,000
  13 3/4% first mortgage notes....................        13.750%        Redeemed in             --            100,000
                                                                         September 1993
  Zero coupon first mortgage notes................        11.000%        March 1998              93,781         84,139
  Floating rate first mortgage notes..............         4.813%*       Matured in              27,000         27,000
                                                                         March 1994
12% second mortgage notes.........................        13.048%        Redeemed in             --             32,267
                                                                         April 1993
9 1/4% senior subordinated notes..................         9.250%        March 2003             100,000         --
Floating rate bank credit facility................         5.430%*       June 1997               17,000         45,000
                                                                                              ---------      ---------
                                                                                                537,781        588,406
                                                                                              ---------      ---------
DEBT ASSOCIATED WITH THE GOLDEN NUGGET-LAS VEGAS
11 1/4% first mortgage notes......................        11.400%        Redeemed in             --            109,221
                                                                         November 1993
12 3/4% uncollateralized notes....................        12.750%        Redeemed in             --            112,941
                                                                         November 1993
                                                                                              ---------      ---------
                                                                                                 --            222,162
                                                                                              ---------      ---------
OTHER DEBT
Floating rate aircraft credit facility............         5.588%*       December 1996           25,951         20,000
Other notes.......................................         4.275%*       Various dates            2,910          3,957
                                                          to             through
                                                          12.000%        September 2007
                                                                                              ---------      ---------
                                                                                                 28,861         23,957
                                                                                              ---------      ---------
Total debt........................................                                              566,642        834,525
Less current maturities...........................                                              (31,617)        (3,346)
                                                                                              ---------      ---------
                                                                                              $ 535,025      $ 831,179
                                                                                              ---------      ---------
                                                                                              ---------      ---------

- ------------------------
*At December 31, 1993.



    GNS FINANCE CORP. and Treasure Island Finance Corp. issued the notes associated with The Mirage and Treasure Island. GNLV FINANCE CORP. issued the notes that were associated with the Golden Nugget-Las Vegas. Although all of these entities are wholly owned Nevada subsidiaries of the Company, the notes associated with The Mirage and Treasure Island are not guaranteed by the Golden Nugget entities or by the parent company.

                          MIRAGE RESORTS, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 5 -- LONG-TERM DEBT (CONTINUED)


    The following notes are collateralized on a PARI PASSU basis by first liens on The Mirage and Treasure Island and guaranteed by the associated operating subsidiaries:



    - The 9 7/8% first mortgage notes issued in March 1992. The indenture governing the notes limited the use of the net proceeds from the issuance of the notes to fund a portion of the cost of the development and construction of Treasure Island. The indenture requires a sinking fund payment to retire $150 million principal amount of the notes on October 1, 1999. The notes are redeemable on or after April 1, 1995 at prices set forth in the indenture.



    - The $148 million face amount of zero coupon first mortgage notes issued in March 1988. The notes are shown in the above table at their accreted value rather than their face amount, as the holders of the notes are not entitled to the face amount upon default or other accelerated maturity, but only to an amount which approximates the gross proceeds plus the amortized original issue discount. The unamortized original issue discount was $54,219,000 and $63,861,000 at December 31, 1993 and 1992,
      respectively.



    - The floating rate first mortgage notes issued in March 1988. The notes bear interest at an annual rate equal to the applicable three-month London Interbank Offered Rate ("LIBOR") in effect on the first business day of the quarter plus 1 1/2%. The notes were repaid upon maturity in March 1994.



    The 9 1/4% senior subordinated notes were issued in March 1993. The notes are guaranteed by the Company's Mirage operating subsidiary and are redeemable on or after March 15, 1998 at prices set forth in the indenture.



    CREDIT FACILITIES. The floating rate bank credit facility (the "Bank Facility") is a revolving bank line of credit entered into in October 1992 by the Company's Mirage operating subsidiary. The Bank Facility, which originally provided for borrowings of up to $100 million, was increased to $150 million in August 1993. The Bank Facility is subject to scheduled permanent annual principal reductions commencing with a $30 million reduction in September 1994. Borrowings under the Bank Facility bear interest at a floating rate equal to, at the Company's option, the prime rate plus 1% or the one, three or six-month LIBOR plus 2%. The Company incurs a commitment fee of 0.5% on the unused portion of the Bank Facility.



    Borrowings under the Bank Facility are guaranteed by the Company and most of its significant subsidiaries other than the Golden Nugget-Las Vegas operating subsidiary and are collateralized principally by first deeds of trust on the Golden Nugget-Laughlin and the Company's Shadow Creek golf course.



    The floating rate aircraft credit facility was also entered into in October 1992 and provided for borrowings of up to $29 million. During 1992 and 1993, the Company borrowed the entire $29 million and no additional amounts are available under the facility. The facility is guaranteed by the Company and collateralized by first liens on the Company's jet aircraft. The facility bears interest, at the Company's option, at a fixed rate equal to the three-year Treasury rate plus 3.05% or at a floating rate equal to the one-month LIBOR plus 2.4%. The facility generally requires equal monthly principal payments, plus interest, calculated to ratably retire $14.5 million through the December 1996 maturity date.



    The credit agreement governing the Bank Facility (the "Credit Agreement") imposes various restrictions on the Company and its subsidiaries, including limitations on their ability to incur additional debt, commit funds to capital expenditures or new business ventures, merge or sell assets. The Credit Agreement also limits dividends on and repurchases of the Company's common stock to $25 million plus the sum of (i) 25% of the Company's cumulative net income since July 1, 1992 and (ii) 80% of the difference between the net cash proceeds received from the issuance of the Company's common stock and the amount expended for common stock repurchases after April 30, 1992. In addition, the Credit Agreement contains certain financial tests, including maximum debt to net worth and debt to operating cash flow ratios, and minimum

                          MIRAGE RESORTS, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 5 -- LONG-TERM DEBT (CONTINUED)


interest coverage ratios, net worth, operating cash flow and cash and cash equivalents requirements. The Credit Agreement prohibits additional investments by the Company in its Golden Nugget-Las Vegas operating or finance subsidiaries, except as intercompany loans not to exceed an aggregate of $10 million.



    The indentures governing the notes associated with The Mirage and Treasure Island generally limit payments to the Company by GNS FINANCE CORP., Treasure Island Finance Corp. and the related operating companies, in the form of dividends, repurchases of their capital stock and management fees.



    During the three years ended December 31, 1993, the Company repurchased or called for redemption certain of the publicly held debt securities issued by its wholly owned subsidiaries. The debt securities and respective principal amounts retired, and the resulting aggregate extraordinary gain or loss, were as follows:



                                                                           YEAR ENDED DECEMBER 31
                                                                     ----------------------------------
                                                                        1993        1992        1991
                                                                     ----------  ----------  ----------
                                                                               (IN THOUSANDS)
NOTES ASSOCIATED WITH THE MIRAGE AND TREASURE ISLAND
13 3/4% first mortgage notes.......................................  $  100,000  $   --      $   --
11% first mortgage notes...........................................      --          92,500      29,500
Floating rate first mortgage notes.................................      --          --           1,000
12% second mortgage notes..........................................      33,350     107,125      59,525
13 3/4% uncollateralized notes.....................................      --         118,900       6,100
NOTES ASSOCIATED WITH THE GOLDEN NUGGET-LAS VEGAS
11 1/4% first mortgage notes.......................................     110,050       7,700      42,750
12 3/4% uncollateralized notes.....................................     112,941       1,064      35,595
OTHER
8 3/8% uncollateralized notes......................................      --          --          21,200
                                                                     ----------  ----------  ----------
Total principal amount.............................................  $  356,341  $  327,289  $  195,670
                                                                     ----------  ----------  ----------
                                                                     ----------  ----------  ----------
EXTRAORDINARY GAIN (LOSS)
Gross extraordinary gain (loss)....................................  $  (28,980) $  (18,421) $    3,377
Income tax (benefit)...............................................     (10,143)     (6,263)      1,148
                                                                     ----------  ----------  ----------
Net extraordinary gain (loss)......................................  $  (18,837) $  (12,158) $    2,229
                                                                     ----------  ----------  ----------
                                                                     ----------  ----------  ----------



    The 1993 retirements of the 13 3/4% first mortgage notes include the September call for redemption and defeasance of the remaining $76,625,000 outstanding principal amount of the notes at a redemption price of 108% of the principal amount. The notes were originally scheduled to mature in October 2000. The retirements in 1993 of the 12% second mortgage notes reflect the redemption in April of the remaining outstanding principal amount of the notes. The 12%
notes (originally scheduled to mature in March 1997) were redeemed at 102% of the principal amount. The 1993 retirements of the 11 1/4% first mortgage notes and the 12 3/4% uncollateralized notes include the November call for redemption and defeasance of the remaining $101,050,000 and $112,241,000 outstanding principal amount of the notes, respectively. The 11 1/4% notes (originally scheduled to mature in July 1996) were redeemed at 102.5% and the 12 3/4% notes (originally scheduled to mature in April 1999) were redeemed at 106.38% of the principal amount.



    The 1992  retirements  of the  11%  first mortgage  notes  and the  13  3/4%
uncollateralized notes reflect the redemption in May of the remaining outstanding principal amount of these notes. The 11% notes (originally scheduled to mature in March 1994) were redeemed at par and the 13 3/4% notes (originally scheduled to mature in August 1998) were redeemed at a redemption price of 107.857% of the principal amount. The retirements in 1992 of the 12% second mortgage notes include the October redemption of $72,975,000 principal amount of the notes at 104%.

                          MIRAGE RESORTS, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 5 -- LONG-TERM DEBT (CONTINUED)


    Maturities of the Company's remaining long-term debt during the next five years are as follows:



YEAR ENDED
DECEMBER 31                                                             (IN THOUSANDS)
- ----------------------------------------------------------------------
1994..................................................................   $     31,617
1995..................................................................          4,585
1996..................................................................         18,425
1997..................................................................         17,114
1998..................................................................        148,120



    The estimated fair value of the Company's long-term debt at December 31, 1993 was approximately $610 million, versus its book value of approximately $567 million. At December 31, 1992, the estimated fair value of the Company's long-term debt was approximately $851 million, versus its book value of approximately $835 million. The fair value amounts were based on quoted market prices at or near December 31, 1993 and 1992 for the Company's debt securities that are traded. For the debt securities that are not traded, their fair value was estimated based on the quoted market prices for similar issues or on the current rates offered to the Company for debt having the same remaining maturities.



NOTE 6 -- INCOME TAXES


    Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109. The cumulative effect on prior years of this change in accounting principle increased the Company's 1992 net income by $3,632,000 ($.05 per share), and is reported separately in the 1992 Consolidated Statement of Income.



    The components of total income taxes for financial reporting purposes were as follows:



                                                                  YEAR ENDED DECEMBER 31
                                                             ---------------------------------
                                                                1993        1992       1991
                                                             ----------  ----------  ---------
                                                                      (IN THOUSANDS)
PROVISION FOR INCOME TAXES
Income from continuing operations..........................  $   24,234  $    8,638  $  23,032
Extraordinary item.........................................     (10,143)     (6,263)     1,148
                                                             ----------  ----------  ---------
                                                             $   14,091  $    2,375  $  24,180
                                                             ----------  ----------  ---------
                                                             ----------  ----------  ---------
STOCKHOLDERS' EQUITY
Tax benefit from stock option exercises....................  $   (9,147) $  (21,782) $  (1,054)
                                                             ----------  ----------  ---------
                                                             ----------  ----------  ---------



    The provision for income taxes attributable to income from continuing operations consisted of the following:



                                                                   YEAR ENDED DECEMBER 31
                                                              --------------------------------
                                                                1993        1992       1991
                                                              ---------  ----------  ---------
                                                                       (IN THOUSANDS)
CURRENT
Federal.....................................................  $  17,054  $   22,665  $  15,080
State.......................................................          1         177         88
                                                              ---------  ----------  ---------
                                                                 17,055      22,842     15,168
DEFERRED
Federal.....................................................      7,179     (14,204)     7,864
                                                              ---------  ----------  ---------
                                                              $  24,234  $    8,638  $  23,032
                                                              ---------  ----------  ---------
                                                              ---------  ----------  ---------

                          MIRAGE RESORTS, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 6 -- INCOME TAXES (CONTINUED)


    The provision for income taxes attributable to income from continuing operations differs from the amount computed at the federal income tax statutory rate as a result of the following:



                                                                   YEAR ENDED DECEMBER 31
                                                               -------------------------------
                                                                 1993       1992       1991
                                                               ---------  ---------  ---------
Federal income tax statutory rate............................         35%        34%        34%
                                                               ---------  ---------  ---------
                                                                       (IN THOUSANDS)
Amount at statutory rate.....................................  $  25,306  $  15,498  $  22,974
Settlement of examinations...................................     (1,336)    (7,000)    --
Change in statutory rate.....................................      1,386     --         --
Other, net...................................................     (1,122)       140         58
                                                               ---------  ---------  ---------
                                                               $  24,234  $   8,638  $  23,032
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------



    The Internal Revenue Service (the "IRS") has completed examinations of the Company's federal income tax returns through 1990, and all issues relating to the examinations have been resolved. The IRS recently commenced its examination of the years 1991 and 1992. In the opinion of management, any tax liability arising from the current examination will not have a material adverse effect on the Company's financial position or results of operations.



    The Company increased its 1993 income tax provision and deferred tax liability as a result of legislation enacted on August 10, 1993 which increased the federal income tax statutory rate from 34% to 35% effective January 1, 1993.



    The components of the deferred tax liability consisted of the following:



                                                                         AT DECEMBER 31
                                                                     ----------------------
                                                                        1993        1992
                                                                     ----------  ----------
                                                                         (IN THOUSANDS)
DEFERRED TAX LIABILITIES
Depreciation and capitalized interest..............................  $   82,204  $   72,212
Property development costs.........................................      21,527      16,378
Other..............................................................      12,688      12,498
                                                                     ----------  ----------
    Gross deferred tax liabilities.................................     116,419     101,088
                                                                     ----------  ----------
DEFERRED TAX ASSETS
Alternative minimum tax credit.....................................      29,309      25,412
Net operating loss carryforward....................................      19,179      19,537
Preopening and related promotional expense, net of amortization....      10,826       3,297
Bad debt expense...................................................       9,407      11,871
Deferred compensation..............................................       3,861       3,138
Other..............................................................      10,478       6,811
                                                                     ----------  ----------
    Gross deferred tax assets......................................      83,060      70,066
                                                                     ----------  ----------
                                                                     $   33,359  $   31,022
                                                                     ----------  ----------
                                                                     ----------  ----------



    The excess of the alternative minimum tax over the regular federal income tax is a tax credit which can be carried forward indefinitely to reduce future regular federal income tax liabilities. At December 31, 1993, the Company had a net operating loss carryforward for regular federal income tax purposes of approximately $54.8 million, which expires in 2007. The Company has not recorded a valuation allowance to reduce the

                          MIRAGE RESORTS, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 6 -- INCOME TAXES (CONTINUED)


carrying value of the deferred tax assets since these assets arose principally from temporary differences which will reverse within the prescribed carryforward period or will be recognized in periods corresponding to the reversal of certain of the deferred tax liabilities.



NOTE 7 -- EMPLOYEE BENEFIT PLANS


    Employees of the Company who are members of various unions are covered by union-sponsored, collectively bargained, multi-employer health and welfare and defined benefit pension plans. The Company recorded an expense of $18,388,000 in 1993, $14,771,000 in 1992 and $13,293,000 in 1991 under such plans. Sufficient information is not available from the plans' sponsors to permit the Company to determine its share of unfunded vested benefits, if any.



    The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees. The plan allows employees of the Company and its subsidiaries to defer up to the lesser of the Internal Revenue Code-prescribed maximum amount ($8,994 for 1993) or 15% of their income on a pre-tax basis through contributions to the plan. The Company matches 50% of eligible employees' contributions up to a maximum of 4% of their individual earnings. The Company recorded charges for matching contributions of $2,458,000 in 1993, $2,060,000 in 1992 and $1,776,000 in 1991.



    The Company also has a deferred compensation plan for the benefit of certain of its key executives. Under the terms of the plan, each executive will be entitled to a retirement benefit payable in 120 equal monthly installments commencing in the month following the vesting date. Vesting is based upon age and years of service. The amount of the annual benefit payable to each executive will be equal to his annual salary on the date he joined the plan increased by 8% per year from the later of such date or the date the executive has completed 10 years of full-time service to the date payment commences. Benefits payable under the plan represent unfunded and unsecured liabilities of the Company, and the present value of such benefits is being charged ratably to expense over the respective vesting period of each executive.



    The Company has entered into amendments to the original plan agreements with certain of the executives. Pursuant to the amendments, the executives received restricted shares of the Company's common stock in lieu of future monthly cash payments. During the vesting period, the shares may not be transferred or encumbered, except in limited circumstances, and are subject to risk of forfeiture. The number of shares issued to each executive was based upon the estimated value of the executive's interest in the plan and the value of the shares on the date of amendment, taking into account the transferability and forfeiture restrictions on the shares. The Company issued 182,191 and 239,948 restricted shares of common stock in 1993 and 1991, respectively, pursuant to the amendments. Deferred compensation expense based upon the difference between the market price of the common stock on the date of amendment and the amount previously accrued for the executive's original retirement benefit is being recorded on a straight-line basis over the respective vesting period of each executive.



    The total expense for the plan was $1,830,000 in 1993, $3,355,000 in 1992 and $4,284,000 in 1991.



NOTE 8 -- COMMITMENTS AND CONTINGENCIES



    LEASES.   The  Company  leases  real  estate  and  various  equipment  under operating lease arrangements. Certain real estate leases provide for escalation of rent based upon a specified price index.

                          MIRAGE RESORTS, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 8 -- COMMITMENTS AND CONTINGENCIES (CONTINUED)


    Future minimum lease commitments in effect at December 31, 1993 were as follows:



YEAR ENDED
DECEMBER 31                                                           (IN THOUSANDS)
- --------------------------------------------------------------------
1994................................................................    $    2,376
1995................................................................         1,565
1996................................................................         1,049
1997................................................................           967
1998................................................................           957
Thereafter..........................................................        17,323
                                                                           -------
                                                                        $   24,237
                                                                           -------
                                                                           -------



    Aggregate rent expense was $3,207,000 in 1993, $3,164,000 in 1992 and $2,371,000 in 1991.



    ENTERTAINMENT SERVICES. The Company has entered into two agreements for major productions appearing in the showrooms at The Mirage and Treasure Island which expire in 1995 and 1999, respectively. Under the terms of the agreements, the Company is required to pay the producers of the shows a total of $27.1 million per year and a percentage of show revenues in excess of a specified amount or a percentage of show profits. The producers are responsible for paying the talent and most other costs of presenting the shows. While future minimum payments remaining under the agreements at December 31, 1993 total approximately $104 million, such payments are contingent upon the actual performance of shows and, under certain conditions, the Company may terminate the agreements without material financial obligation. The Company made payments pursuant to the agreements and a previous agreement totaling approximately $31.6 million in 1993, $21.4 million in 1992 and $16.3 million in 1991. The agreements can be extended at the Company's option until 2001 for the production at The Mirage and until 2004 for the production at Treasure Island.



    LITIGATION. The Company is a party to various legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company's financial position or results of operations.



NOTE 9 -- STOCK OPTIONS AND STOCK APPRECIATION RIGHTS



    STOCK OPTION AND STOCK APPRECIATION RIGHTS PLANS. At December 31, 1993, the Company had in effect four stock option and stock appreciation rights plans. Under the terms of the plans, an aggregate of 25,000,000 (6,250,000 under each plan) stock options and stock appreciation rights ("SARs") may be granted to officers, directors, employees, agents or independent contractors of the Company. Options granted under the plans may be either nonqualified or incentive stock options. Nonqualified options and SARs may be granted at not less than 50% of the market value of the Company's common stock on the date of grant. Incentive stock options may be granted at not less than 100% of market value on the date of grant for employees owning 10% or less of the Company's stock, and at not less than 110% for employees owning more than 10% of the Company's stock. Stock options may be exercised using cash or the Company's stock. SARs may be exercised for cash or the Company's stock. The terms governing the exercise of options and SARs granted under the plans are determined by the Company's Board of Directors or its designated committee.



    1992 NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN. At December 31, 1993, the Company also had in effect a non-employee director stock option plan providing for the grant of 12,500 stock options to each non-employee director of the Company upon completion of 36 consecutive calendar months of service with the Company and an additional 2,500 stock options in each succeeding year. Stock options are granted under the

                          MIRAGE RESORTS, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 9 -- STOCK OPTIONS AND STOCK APPRECIATION RIGHTS (CONTINUED)


plan with an exercise price equal to the market value of the Company's common stock on the date of grant, and become exercisable three years thereafter. An aggregate of 250,000 stock options may be granted under the plan.



    Summarized information for the stock option plans is as follows:



                                                               YEAR ENDED DECEMBER 31
                                                      ----------------------------------------
                                                          1993          1992          1991
                                                      ------------  ------------  ------------
Options outstanding, beginning of year..............    13,743,043    14,483,125    11,201,875
  Granted...........................................     1,446,000     6,740,000     4,287,500
  Exercised.........................................    (2,098,208)   (7,192,582)     (493,750)
  Cancelled.........................................       (77,500)     (287,500)     (512,500)
                                                      ------------  ------------  ------------
Options outstanding, end of year....................    13,013,335    13,743,043    14,483,125
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------
Options and SARs available for grant at end of
 year...............................................     5,059,707     6,437,583       862,583
Options exercisable at end of year..................     6,817,331     8,032,208    10,620,625
Average exercise price of options exercised during
 the year...........................................         $6.46         $4.00         $4.61
Average exercise price of options outstanding at end
 of year............................................        $11.20         $9.89         $6.11



NOTE 10 -- CAPITAL STOCK


    In May 1991 and April 1992, the Company completed underwritten public offerings of 12,500,000 shares of its common stock at $10.40 per share and
$14.20 per share, respectively. Net proceeds from the offerings were approximately $125.5 million in 1991 and $171.6 million in 1992.



    In September 1993, the Board of Directors declared a five-for-two split of the Company's common stock which was distributed on October 29, 1993 to holders of record on October 15, 1993. All references to share and per share data herein have been adjusted retroactively to give effect to the stock split.



    In November 1993, the Company completed an underwritten public offering of 13,750,000 shares of its common stock at $22.80 per share, generating net proceeds of approximately $303.6 million.



    The Company's articles of incorporation authorize 5,000,000 shares of preferred stock, none of which has been issued.



NOTE 11 -- OTHER INCOME AND EXPENSES


    "Interest and other income" in the Consolidated Statements of Income includes a net realized gain of $400,000 in 1992 and a net realized loss and an unrealized gain of $726,000 and $2,986,000, respectively, in 1991 associated with the liquidation of the Company's marketable securities and noncurrent investment portfolios. In 1991, the Company settled a claim associated with a security held in its noncurrent investment portfolio and recorded interest income of $1,917,000 and a gain on the resulting sale of the security of $1,427,000. Such amounts are also included in "Interest and other income" in 1991.



    In April 1992, the Company received $5,125,000 in connection with the settlement of a dispute involving certain leasehold interests that it once owned in London, England. Such amount is included in "Other, net" in the 1992 Consolidated Statement of Income.

                          MIRAGE RESORTS, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 12 -- SUPPLEMENTARY INCOME PER SHARE INFORMATION


    A substantial portion of the net proceeds from the November 1993 common stock offering discussed in Note 10 was used to retire debt securities associated with the Golden Nugget-Las Vegas. The following supplementary income per share information assumes that the debt retirements and issuance of related shares occurred on January 1, 1993.



                                                                                    YEAR ENDED
                                                                                   DECEMBER 31,
                                                                                       1993
                                                                                  ---------------
Income before extraordinary item................................................     $     .69
Extraordinary item -- loss on early retirements of debt, net of applicable
 income tax benefit.............................................................          (.20)
                                                                                         -----
Net income per share of common stock............................................     $     .49
                                                                                         -----
                                                                                         -----



NOTE 13 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)



                                                         FIRST     SECOND      THIRD     FOURTH       TOTAL
                                                       ---------  ---------  ---------  ---------  -----------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
1993
Gross revenues.......................................  $ 237,883  $ 254,025  $ 252,424  $ 309,081  $ 1,053,413
Promotional allowances...............................    (23,110)   (22,919)   (24,292)   (29,790)    (100,111)
Net revenues.........................................    214,773    231,106    228,132    279,291      953,302
Operating income.....................................     31,252     41,692     40,988     17,796      131,728
Other expenses, net..................................    (15,902)   (15,085)   (14,329)   (14,109)     (59,425)
Income before extraordinary item.....................     10,396     17,981     17,289      2,403       48,069
Extraordinary loss on early retirements of debt......       (806)    (1,298)    (6,915)    (9,818)     (18,837)
Net income (loss)....................................      9,590     16,683     10,374     (7,415)      29,232
Income per share before extraordinary item...........        .13        .22        .21        .03          .58
Extraordinary loss per share.........................       (.01)      (.01)      (.08)      (.11)        (.23)
Net income (loss) per share..........................        .12        .21        .13       (.08)         .35
1992
Gross revenues.......................................  $ 238,253  $ 213,425  $ 223,559  $ 245,339  $   920,576
Promotional allowances...............................    (22,077)   (20,619)   (22,273)   (22,583)     (87,552)
Net revenues.........................................    216,176    192,806    201,286    222,756      833,024
Operating income.....................................     38,600     22,685     28,344     36,146      125,775
Other expenses, net..................................    (17,321)   (23,049)   (20,259)   (19,563)     (80,192)
Income (loss) before extraordinary item and
 cumulative effect of change in accounting
 principle...........................................     14,020       (347)    12,333     10,939       36,945
Extraordinary loss on early retirements of debt......       (365)    (9,133)    --         (2,660)     (12,158)
Cumulative effect (to January 1, 1992) of change in
 method of accounting for income taxes...............      3,632     --         --         --            3,632
Net income (loss)....................................     17,287     (9,480)    12,333      8,279       28,419
Income per share before extraordinary item and
 cumulative effect of change in accounting
 principle...........................................        .22        .00        .17        .14          .53
Extraordinary loss per share.........................        .00       (.14)    --           (.03)        (.17)
Cumulative effect of change in accounting principle
 per share...........................................        .06     --         --         --              .05
Net income (loss) per share..........................        .28       (.14)       .17        .11          .41



    Because income (loss) per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total income (loss) per share amounts for the year.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MIRAGE RESORTS, INCORPORATED


                                          By:            DANIEL R. LEE


                                          --------------------------------------

                                                 Daniel R. Lee, SENIOR VICE
                                                       PRESIDENT --
                                              FINANCE AND DEVELOPMENT, CHIEF
                                             FINANCIAL OFFICER AND TREASURER

Dated: April 1, 1994

                                                                     SCHEDULE II



                 MIRAGE RESORTS, INCORPORATED AND SUBSIDIARIES
                    AMOUNTS RECEIVABLE FROM RELATED PARTIES
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991



                                                                                   DEDUCTIONS                 BALANCE AT
                                                 BALANCE AT                --------------------------        END OF YEAR
                                                  BEGINNING                  AMOUNTS       AMOUNTS     ------------------------
NAME OF DEBTOR                                     OF YEAR     ADDITIONS    COLLECTED    WRITTEN OFF     CURRENT    NOT CURRENT
- -----------------------------------------------  -----------  -----------  -----------  -------------  -----------  -----------
                                                                                 (IN THOUSANDS)
Year Ended December 31, 1993
  Philip Y.L. Wang.............................   $     200    $  --        $     100     $  --         $     100    $  --
Year Ended December 31, 1992
  Stephen A. Wynn..............................   $   2,604    $  --        $   2,604     $  --         $  --        $  --
  Philip Y.L. Wang.............................         300       --              100        --               100          100
Year Ended December 31, 1991
  Stephen A. Wynn..............................   $   2,604    $  --        $  --         $  --         $  --        $   2,604
  Philip Y.L. Wang.............................         400       --              100        --               100          200

- ------------------------
    Stephen A. Wynn is the Chairman of the Board, President and Chief Executive Officer of the Registrant. On April 24, 1992, Mr. Wynn's unsecured promissory note dated June 23, 1989, bearing interest, payable semi-annually, at 9.13% (the applicable federal mid-term rate on the date of the note) was canceled and replaced by a new note. The April 24, 1992 unsecured promissory note, bearing interest, payable semi-annually, at 5.07% (the applicable federal mid-term rate on the date of the note) was due on or before June 22, 1994. Mr. Wynn repaid the outstanding principal balance of the note in December 1992.
    Philip Y.L. Wang is the Executive Vice President and Director of Marketing for Hong Kong and Thailand for GOLDEN NUGGET (ASIA) LTD., a wholly owned subsidiary of the Registrant. The amount receivable represented a January 5, 1989 unsecured promissory note bearing interest, payable quarterly, at a floating rate equal to the applicable federal mid-term rate. The principal amount of the note was payable in five equal annual installments of $100,000. Mr. Wang repaid the outstanding principal balance of the note in February 1994.

                                                                      SCHEDULE V



                 MIRAGE RESORTS, INCORPORATED AND SUBSIDIARIES
                             PROPERTY AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991



                                                                                      TRANSFER OF
                                                                                    CONSTRUCTION IN
                                              BALANCE AT                             PROGRESS AND
                                             BEGINNING OF                                OTHER        BALANCE AT
DESCRIPTION                                      YEAR      ADDITIONS*  RETIREMENTS  RECLASSIFICATIONS END OF YEAR
- -------------------------------------------  ------------  ----------  -----------  ---------------  ------------
                                                                        (IN THOUSANDS)
Year Ended December 31, 1993
  Land.....................................  $    135,142  $   56,093   $      36     $       (23)   $    191,176
  Land improvements........................       100,604       4,352         383          12,775         117,348
  Buildings................................       571,876      11,258          33         283,820         866,921
  Furniture, fixtures and equipment........       384,209      39,705       6,661         135,753         553,006
  Construction in progress.................       136,135     320,980         129        (432,325)         24,661
                                             ------------  ----------  -----------  ---------------  ------------
                                             $  1,327,966  $  432,388   $   7,242     $   --         $  1,753,112
                                             ------------  ----------  -----------  ---------------  ------------
                                             ------------  ----------  -----------  ---------------  ------------
Year Ended December 31, 1992
  Land.....................................  $    115,736  $   19,406   $  --         $   --         $    135,142
  Land improvements........................        99,825         559         192             412         100,604
  Buildings................................       532,888       1,553         895          38,330         571,876
  Furniture, fixtures and equipment........       342,960      14,881      22,156          48,524         384,209
  Construction in progress.................        40,619     184,445       1,663         (87,266)        136,135
                                             ------------  ----------  -----------  ---------------  ------------
                                             $  1,132,028  $  220,844   $  24,906     $   --         $  1,327,966
                                             ------------  ----------  -----------  ---------------  ------------
                                             ------------  ----------  -----------  ---------------  ------------
Year Ended December 31, 1991
  Land.....................................  $    113,637  $   --       $  --         $     2,099    $    115,736
  Land improvements........................        93,600         824       1,337           6,738          99,825
  Buildings................................       522,622       1,007       1,052          10,311         532,888
  Furniture, fixtures and equipment........       341,295       7,543      15,815           9,937         342,960
  Construction in progress.................        14,227      56,677       1,200         (29,085)         40,619
                                             ------------  ----------  -----------  ---------------  ------------
                                             $  1,085,381  $   66,051   $  19,404     $   --         $  1,132,028
                                             ------------  ----------  -----------  ---------------  ------------
                                             ------------  ----------  -----------  ---------------  ------------

- ------------------------
*Includes  expenditures  for  refurbishments  and  expansions  of   hotel-casino
 properties, and for 1992 and 1993, expenditures for construction of Treasure Island. Additions in 1993 also include the acquisition of the assets of the former Dunes Hotel, Casino and Country Club.

                                                                     SCHEDULE VI



                 MIRAGE RESORTS, INCORPORATED AND SUBSIDIARIES
               ACCUMULATED DEPRECIATION OF PROPERTY AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991



                                                          BALANCE AT
                                                          BEGINNING                                          BALANCE AT
DESCRIPTION                                                OF YEAR     ADDITIONS   RETIREMENTS     OTHER     END OF YEAR
- --------------------------------------------------------  ----------  -----------  -----------  -----------  -----------
                                                                                  (IN THOUSANDS)
Year Ended December 31, 1993
  Land improvements.....................................  $   13,324   $   5,209    $     113    $  --        $  18,420
  Buildings.............................................      77,161      17,438           18       --           94,581
  Furniture, fixtures and equipment.....................     170,020      54,318        5,593       --          218,745
                                                          ----------  -----------  -----------       -----   -----------
                                                          $  260,505   $  76,965    $   5,724    $  --        $ 331,746
                                                          ----------  -----------  -----------       -----   -----------
                                                          ----------  -----------  -----------       -----   -----------
Year Ended December 31, 1992
  Land improvements.....................................  $    8,860   $   4,917    $     457    $       4    $  13,324
  Buildings.............................................      62,142      15,093           74       --           77,161
  Furniture, fixtures and equipment.....................     132,447      44,806        7,229           (4)     170,020
                                                          ----------  -----------  -----------       -----   -----------
                                                          $  203,449   $  64,816    $   7,760    $  --        $ 260,505
                                                          ----------  -----------  -----------       -----   -----------
                                                          ----------  -----------  -----------       -----   -----------
Year Ended December 31, 1991
  Land improvements.....................................  $    4,046   $   4,944    $     113    $     (17)   $   8,860
  Buildings.............................................      47,563      14,602           39           16       62,142
  Furniture, fixtures and equipment.....................     100,975      42,269       10,798            1      132,447
                                                          ----------  -----------  -----------       -----   -----------
                                                          $  152,584   $  61,815    $  10,950    $  --        $ 203,449
                                                          ----------  -----------  -----------       -----   -----------
                                                          ----------  -----------  -----------       -----   -----------

                                                                   SCHEDULE VIII



                 MIRAGE RESORTS, INCORPORATED AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991



                                                                     ADDITIONS
                                                             --------------------------
                                                BALANCE AT   CHARGED TO    CHARGED TO
                                                 BEGINNING    COSTS AND       OTHER                      BALANCE AT
DESCRIPTION                                       OF YEAR     EXPENSES     ACCOUNTS(A)   DEDUCTIONS(B)   END OF YEAR
- ----------------------------------------------  -----------  -----------  -------------  --------------  -----------
                                                                           (IN THOUSANDS)
Allowance for doubtful accounts
  Year Ended December 31, 1993................   $  34,915    $  19,819     $   1,327      $   29,185     $  26,876
  Year Ended December 31, 1992................   $  26,906    $  20,246     $   1,708      $   13,945     $  34,915
  Year Ended December 31, 1991................   $  23,085    $  12,325     $   6,577      $   15,081     $  26,906

- ------------------------
(A)  Recoveries of accounts previously charged off.
(B)  Accounts charged off.

                                                                      SCHEDULE X



                 MIRAGE RESORTS, INCORPORATED AND SUBSIDIARIES
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991



ITEM                                                                                 1993       1992       1991
- ---------------------------------------------------------------------------------  ---------  ---------  ---------
                                                                                           (IN THOUSANDS)
The following amounts were charged to costs and expenses
  Maintenance and repairs........................................................  $  27,456  $  24,888  $  24,424
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
  Taxes other than payroll and income taxes
    Gaming taxes and licenses....................................................  $  41,304  $  37,466  $  35,312
    Property taxes...............................................................      8,626      8,712      7,760
    Other........................................................................      3,157      2,670      2,372
                                                                                   ---------  ---------  ---------
                                                                                   $  53,087  $  48,848  $  45,444
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------