Form 10-Q
period 1994-03-31
MIRAGE RESORTS INC
filed 1994-05-16
CIK 42246

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                            FORM 10-Q

   [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended March 31, 1994

                               OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from  ______________ to ______________

   Commission File No. 1-6697

                     Mirage Resorts, Incorporated
   ________________________________________________________________
        (Exact name of Registrant as specified in its charter)

              Nevada                                  88-0058016
   ______________________________             ______________________
   (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)              Identification No.)

      3400 Las Vegas Boulevard South, Las Vegas, Nevada  89109
   _________________________________________________________________
        (Address of principal executive offices - Zip Code)

                            (702) 791-7111
   _________________________________________________________________
        (Registrant's telephone number, including area code)

   _________________________________________________________________
        (Former name, former address and former fiscal year, if changed since last report)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   YES     X      NO
       _______       _______

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $0.008 par value, 90,819,004 shares outstanding as of April 30, 1994.

          PART I.  FINANCIAL INFORMATION

          Item 1.  FINANCIAL STATEMENTS

          The  unaudited  condensed   consolidated  financial   information
          as of March 31, 1994 and for the three-month period then ended included in this report was reviewed by Arthur Andersen & Co., independent public accountants, in accordance with the
          professional   standards   and   procedures  established for such
          reviews by the American Institute of Certified Public Accountants.

                  REVIEW REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                  _______________________________________________



          To the Directors and Stockholders
          of Mirage Resorts, Incorporated
          Las Vegas, Nevada



          We have reviewed the accompanying condensed consolidated balance sheet of Mirage Resorts, Incorporated and subsidiaries (the "Company") as of March 31, 1994, and the related condensed consolidated statements of income and cash flows for the three-month period ended March 31, 1994. These financial statements are the responsibility of the Company's management. The unaudited condensed consolidated statements of income and cash flows for the three months ended March 31, 1993 were reviewed by other auditors whose report dated May 13, 1993, stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles. In addition, the consolidated financial statements of Mirage Resorts, Incorporated as of December 31, 1993, were audited by other auditors whose report dated February 11, 1994, expressed an unqualified opinion on those statements.

          We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

          Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.



                                       ARTHUR ANDERSEN & CO.

          Las Vegas, Nevada
          May 11, 1994

                              MIRAGE RESORTS, INCORPORATED AND SUBSIDIARIES

          CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             AT MARCH 31,   At December 31,
                                                                    1994              1993
          ________________________________________________________________________________

          (In thousands)                                     (UNAUDITED)

          ASSETS

          CURRENT ASSETS
          Cash and cash equivalents                           $   64,476        $   57,462
          Receivables, net of allowance for doubtful
            accounts of $32,782 and $26,876                       61,256            58,182
          Inventories                                             28,422            30,374
          Deferred income taxes                                   26,812            26,756
          Prepaid expenses and other                              20,392            24,656
          ________________________________________________________________________________
               Total current assets                              201,358           197,430
          Property and equipment, net                          1,416,130         1,421,366
          Other assets, net                                       96,912            86,462
          ________________________________________________________________________________
                                                              $1,714,400        $1,705,258
          ================================================================================

          LIABILITIES AND STOCKHOLDERS' EQUITY

          CURRENT LIABILITIES
          Trade accounts payable                              $   50,829        $   72,483
          Construction accounts payable                           10,557             4,328
          Accrued expenses                                        98,209            82,922
          Current maturities of long-term debt                     4,560            31,617
          ________________________________________________________________________________
               Total current liabilities                         164,155           191,350
          Long-term debt, net of current maturities              539,465           535,025
          Other liabilities, including deferred income
            taxes of $65,204 and $60,115                          73,467            68,019
          ________________________________________________________________________________
               Total liabilities                                 777,087           794,394
          ________________________________________________________________________________

          COMMITMENTS AND CONTINGENCIES

          STOCKHOLDERS' EQUITY
          Common stock:  90,813 and 90,607 shares
            outstanding                                              940               940
          Additional paid-in capital                             697,509           695,587
          Retained earnings                                      396,031           372,683
          Treasury stock, at cost:  26,761 and 26,967 shares    (157,167)         (158,346)
          ________________________________________________________________________________
               Total stockholders' equity                        937,313           910,864
          ________________________________________________________________________________
                                                              $1,714,400        $1,705,258
          ================================================================================

          See notes to condensed consolidated financial statements.

                              MIRAGE RESORTS, INCORPORATED AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


          Three months ended March 31                             1994        1993
          ________________________________________________________________________
          (In thousands, except per share amounts)


          GROSS REVENUES                                      $331,074    $237,883
          Less-promotional allowances                          (30,620)    (23,110)
          ________________________________________________________________________
                                                               300,454     214,773
          ________________________________________________________________________
          COSTS AND EXPENSES
           Casino-hotel operations                             179,500     130,933
           Provision for losses on receivables                   5,923       4,154
           General and administrative                           35,393      24,223
           Depreciation and amortization                        23,513      17,364
           Corporate expense                                     7,858       6,847
          ________________________________________________________________________
                                                               252,187     183,521
          ________________________________________________________________________
          OPERATING INCOME                                      48,267      31,252
          ________________________________________________________________________
          OTHER INCOME AND (EXPENSES)
           Interest and other income                             1,478       2,460
           Interest cost                                       (14,299)    (23,329)
           Interest capitalized                                  1,646       4,984
           Other, net                                             (182)        (17)
          ________________________________________________________________________
                                                               (11,357)    (15,902)
          ________________________________________________________________________
          INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM     36,910      15,350
           Provision for income taxes                          (13,562)     (4,954)
          ________________________________________________________________________
          INCOME BEFORE EXTRAORDINARY ITEM                      23,348      10,396
           Extraordinary item-loss on early retirements
             of debt, net of applicable income tax benefit           -        (806)
          ________________________________________________________________________
          NET INCOME                                          $ 23,348    $  9,590
          ========================================================================
          INCOME PER SHARE OF COMMON STOCK
           Income before extraordinary item                     $ 0.24      $ 0.13
           Extraordinary item-loss on early retirements
             of debt, net of applicable income tax benefit           -       (0.01)
          ________________________________________________________________________
          NET INCOME PER SHARE OF COMMON STOCK                  $ 0.24      $ 0.12
          ========================================================================

          See notes to condensed consolidated financial statements.

                              MIRAGE RESORTS, INCORPORATED AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


          Three months ended March 31                                               1994            1993
          ______________________________________________________________________________________________

          (In thousands)


          CASH FLOWS FROM OPERATING ACTIVITIES
            Net income                                                          $ 23,348       $   9,590
            Adjustments to reconcile net income to net cash
              provided by operating activities
                Provision for losses on receivables                                5,923           4,154
                Depreciation and amortization of property
                  and equipment                                                   24,388          17,894
                Other amortization                                                 4,533           4,434
                Deferred income taxes                                              5,033           2,153
                Changes in assets and liabilities
                  Net (increase) decrease in receivables and
                    other current assets                                          (2,781)         14,026
                  Net decrease in trade accounts payable and
                    accrued expenses                                              (6,367)         (4,559)
                Other, net                                                           986           1,318
          ______________________________________________________________________________________________
                    Net cash provided by operating activities                     55,063          49,010
          ______________________________________________________________________________________________
          CASH FLOWS FROM INVESTING ACTIVITIES
            Capital expenditures                                                 (21,123)       (163,309)
            Net decrease in noncurrent cash equivalents
              restricted for construction                                              -          75,938
            Other, net                                                            (4,344)         12,194
          ______________________________________________________________________________________________
                    Net cash used for investing activities                       (25,467)        (75,177)
          ______________________________________________________________________________________________
          CASH FLOWS FROM FINANCING ACTIVITIES
            Proceeds from issuance of long-term debt                                   -          97,500
            Proceeds from borrowings under credit facility                        20,000               -
            Repayments of borrowings under credit facility
              and other debt                                                     (45,196)        (45,927)
            Net increase in cash equivalents restricted
              for retirement of debt                                                   -         (43,828)
            Other, net                                                             2,614           6,436
          ______________________________________________________________________________________________
                    Net cash provided by (used for) financing activities         (22,582)         14,181
          ______________________________________________________________________________________________
          CASH AND CASH EQUIVALENTS
            Increase (decrease) for the period                                     7,014         (11,986)
            Balance, beginning of period                                          57,462         142,983
          ______________________________________________________________________________________________
            Balance, end of period                                              $ 64,476       $ 130,997
          ==============================================================================================
          SUPPLEMENTAL CASH FLOW DISCLOSURES
            Interest paid, net of amounts capitalized                           $  4,100       $   4,707
            Income taxes refunded                                                      -           5,038
          ______________________________________________________________________________________________


          See notes to condensed consolidated financial statements.

                              MIRAGE RESORTS, INCORPORATED AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          NOTE 1 -  BASIS OF PRESENTATION

          Mirage Resorts, Incorporated (the "Company" or the "Registrant"), through wholly owned Nevada subsidiaries, owns and operates some of the most successful casino-based entertainment resorts in the world. These facilities include The Mirage and Treasure Island on the Las Vegas Strip, the Golden Nugget in downtown Las Vegas and the Golden Nugget-Laughlin in Laughlin, Nevada. In January 1993, the Company purchased the assets of the former Dunes Hotel, Casino and Country Club on the Las Vegas Strip and is developing long-term plans for the approximately 164-acre site, which include construction of extensive new hotel, casino and resort facilities.

          The condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the Company's 1993 Annual Report on Form 10-K (as amended) and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report. The
          Condensed Consolidated Balance Sheet at December 31, 1993 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

          In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been included. The interim results reflected in the condensed consolidated financial statements are not necessarily indicative of expected results for the full year.

          Certain amounts  in  the 1993  condensed  consolidated  financial statements have  been  reclassified  to  conform  with  the  1994 presentation. Such reclassifications had no effect on the Company's net income.

          NOTE 2 - SUBSEQUENT EVENT

          In April and early May 1994, the Company repurchased approximately $47.2 million aggregate principal amount of the 9 7/8% first mortgage notes associated with The Mirage and Treasure Island. A substantial portion of the cost of the repurchases was provided by borrowings under the Company's bank credit facility. The retirements resulted in an extraordinary loss of approximately $2.2 million, net of applicable income tax benefits, which will be reflected in the Company's 1994 second quarter results.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1994 AND 1993

          RESULTS OF OPERATIONS


          Financial Highlights

          Three months ended March 31                         1994           1993   % Increase
          ____________________________________________________________________________________
          (Dollars in thousands, except per share amounts)


          Gross revenues                                   $331,074      $237,883        39.2%
          Promotional allowances                            (30,620)      (23,110)       32.5%
          ____________________________________________________________________________________
          Net revenues                                      300,454       214,773        39.9%
          ____________________________________________________________________________________
          Operating income before depreciation and
            amortization and corporate expense               79,638        55,463        43.6%
          Operating income                                   48,267        31,252        54.4%
          Income before extraordinary item                   23,348        10,396       124.6%
          Net income                                         23,348         9,590       143.5%
          ____________________________________________________________________________________
          Income per share before extraordinary item          $0.24         $0.13        84.6%
          Net income per share                                $0.24         $0.12       100.0%
          Average common and dilutive common
            equivalent shares (In thousands)                 97,733        79,713        22.6%
          ____________________________________________________________________________________
          Operating margin*                                   16.1%         14.6%       1.5pts
          Company-wide table games win percentage             16.9%         16.8%       0.1pts
          Company-wide occupancy of standard guest rooms      98.1%         95.7%       2.4pts
          ____________________________________________________________________________________

          *Operating income/net revenues.

          Led by the success of Treasure Island, the Company recorded the highest quarterly earnings in its 44-year history. Pre-tax income more than doubled in the quarter to $36.9 million. Net income was $23.3 million, or $0.24 per share, versus income before extraordinary item of $10.4 million, or $0.13 per share, in the prior-year period. This exceeded the earlier record set in the 1993 fourth quarter, when the Company earned $21.8 million before non-recurring and extraordinary items. Gross revenues of $331.1 million also set a new record for the Company.

          Treasure Island in its first full quarter of operation contributed greatly to the results. This new pirate-themed adventure resort reported gross revenues and operating income of $88.4 million and $14.6 million, respectively. Management anticipates that Treasure Island's operating results will continue to improve as the facility matures.

          The Company-wide table games win percentage in the quarter was 16.9%, versus 16.8% in the prior-year period. Treasure Island has a different mix of table games play than the Company's other properties and, as expected, has been operating at a lower win percentage than the historical Company-wide average. Excluding Treasure Island, the Company's table games win percentage was
          17.1%-higher than the 16.8% in last year's first quarter, but lower than the 19.4% and 19.5% recorded for the full years 1993 and 1992, respectively. Company-wide table games drop, excluding Treasure Island, was $422.4 million, versus $394.2 million in the 1993 quarter.

          Company-wide occupancy of standard guest rooms was 98.1%, versus 95.7% in the 1993 period, despite a 55% increase in the Company's available standard guest rooms.

          The growth in earnings per share was achieved despite a 22.6% increase in the average number of common and dilutive common equivalent shares, principally reflecting the November 1993 issuance of 13,750,000 shares of the Company's common stock.


          The Mirage

          Three months ended March 31               1994         1993   % Increase
          ________________________________________________________________________
          (Dollars in thousands)


          Gross revenues                        $173,961     $167,394         3.9%
          Net revenues                           155,767      150,194         3.7%
          EBDIT *                                 41,761       38,730         7.8%
          Operating income                        29,539       26,090        13.2%
          Operating margin                         19.0%        17.4%       1.6pts
          ________________________________________________________________________

          *  Earnings before depreciation, interest and taxes.

          The Mirage achieved strong results in the quarter. Its gross revenues and operating cash flow (EBDIT) rose by 3.9% and 7.8%, respectively, over the prior-year period, despite competition from Treasure Island and two other mega-resorts that opened on the Las Vegas Strip in the 1993 fourth quarter.

          The improvement in gross revenues reflects increases of $4.2 million, or 4.9%, in casino revenues and $2.4 million, or 2.9%, in non-casino revenues. Table games revenues grew by $7.8 million, or 15.5%, reflecting increases in both drop and the win percentage. This improvement was partially offset by a $3.5 million decline in slot revenues, which management principally attributes to the additional competition. The Company is in the process of upgrading the slot machines at The Mirage.

          Non-casino revenues improved in nearly every category. Room revenues grew by $3.0 million, or 10.4%, reflecting an increase in both occupancy and the average room rate. Occupancy of The Mirage's standard guest rooms was 97.2%, versus 95.9% in the 1993 first quarter.

          Reflecting the absence of Cirque du Soleil, which appeared temporarily at The Mirage until November 1993, entertainment revenues declined by $4.0 million, or 26.7%. This world-renowned performance troupe is now appearing in an entirely new show, "Mystere," at Treasure Island.


          Treasure Island

          Three months ended March 31                                  1994
          _________________________________________________________________
          (Dollars in thousands)


          Gross revenues                                            $88,391
          Net revenues                                               82,154
          EBDIT                                                      21,462
          Operating income                                           14,631
          Operating margin                                            17.8%
          _________________________________________________________________

          Treasure Island posted a solid 1994 first quarter, generating operating cash flow of $21.5 million on gross revenues of $88.4 million. Its standard guest rooms were nearly 100% occupied during the quarter. These results surpassed the daily averages achieved during the facility's initial 66 days of operations in 1993, when it produced operating cash flow and gross revenues of $13.2 million and $63.6 million, respectively, and standard guest room occupancy was 96.7%.

          The operating margin also showed significant improvement, 17.8% versus 13.9% in the 1993 opening period, principally reflecting lower staffing levels and other expected improvements in overall operating efficiencies. As mentioned previously, management anticipates that these trends will continue as the facility matures.


          Golden Nugget
                                                                          % Increase
          Three months ended March 31                    1994      1993   (Decrease)
          __________________________________________________________________________
          (Dollars in thousands)


          Gross revenues                              $51,181   $53,711      (4.7)%
          Net revenues                                 46,634    49,268      (5.3)%
          EBDIT                                        11,991    12,435      (3.6)%
          Operating income                              9,400     9,764      (3.7)%
          Operating margin                              20.2%     19.8%      0.4pts
          _________________________________________________________________________


          The Golden Nugget in downtown Las Vegas incurred a slight decline in operating results during the quarter. Most of the decline resulted from a $2.3 million, or 6.9%, decrease in casino revenues principally reflecting a reduction in table games drop. Management believes that increased competitive pressures from Las Vegas Strip hotel-casinos and difficult comparisons with a strong prior-year period are the primary reasons for the decline.

          Occupancy of standard guest rooms improved over the 1993 quarter, 97.3% versus 96.1%, and accounted for a small improvement in room revenues.

          In order to compete more effectively with the Strip hotel-casinos, in 1993 the Golden Nugget and a group of other downtown casinos formed a public/private-sector venture to develop a project known as "The Fremont Street Experience." This project will tie together the casinos along Fremont Street in downtown Las Vegas with a pedestrian mall topped with a "celestial vault." The celestial vault will be a porous canopy that shades the street from the desert sun during the day and acts as a backdrop for special effects light shows in the evening. Under the canopy will be retailing kiosks and special events designed to bring tourists to the downtown area. The Fremont Street Experience will also include a 1,600-vehicle parking garage, which is much needed in downtown Las Vegas, and approximately 38,000 square feet of retail space.

          Construction of The Fremont Street Experience is scheduled to begin in mid-1994, with completion scheduled for September 1995. In the interim, its construction may temporarily impede traffic in the downtown area, which could negatively affect operations at the casinos.

          The Company also recently began the process of upgrading most of the slot machines at the Golden Nugget.


          Golden Nugget-Laughlin

          Three months ended March 31                 1994         1993  % Increase
         __________________________________________________________________________
          (Dollars in thousands)


          Gross revenues                           $17,541      $16,778        4.5%
          Net revenues                              15,899       15,311        3.8%
          EBDIT                                      4,424        4,298        2.9%
          Operating income                           2,555        2,245       13.8%
          Operating margin                           16.1%        14.7%      1.4pts
          _________________________________________________________________________

          The Golden Nugget-Laughlin continued to enjoy favorable operating results following an exceptional 1993. Gross revenues and operating cash flow rose by 4.5% and 2.9%, respectively. The improvement in revenues represents increases in substantially every category.

          Slot revenues,  in  particular,  grew  by  4.7%.    Occupancy  of
          standard guest rooms was up during the quarter, 98.6% versus 91.7% in the 1993 period. However, the Laughlin market has experienced a guest room price war in recent months, following the opening of a major expansion by a competitor. As a result, room revenues at the facility were down slightly.

          Management has been evaluating the construction of 400 more guest rooms at the property, as well as a specialty restaurant. However, given the recent major expansion by a competitor in Laughlin and the fourth quarter opening of three new large resorts (including Treasure Island) in Las Vegas, management has opted to wait several months to analyze the effects of the new competition before deciding whether to proceed with any of the planned expansions.

          Other Factors Affecting Earnings Per Share

          Corporate expense rose by $1.0 million, or 14.8%, principally due
          to  the   Company's   continued   evaluation   and   pursuit   of
          opportunities in new and emerging gaming jurisdictions.

          Due to much lower debt levels and the refinancing of debt with lower-cost borrowings, the Company's interest cost declined 38.7%. With Treasure Island now open, a much smaller portion of the Company's interest cost is being capitalized in 1994 than in 1993. Nevertheless, interest cost, net of amounts capitalized, declined by 31.0%.

          The Company's effective tax rate increased to 36.7%, versus 32.3% in the prior-year period, due to increases in the statutory rate and decreases in the deductibility of certain expenses. The effective tax rate for the full year 1994 is expected to approximate that of the first quarter.

          In the 1993 first quarter, the Company repurchased $8.5 million principal amount of the 13 3/4% first mortgage notes associated with The Mirage and Treasure Island, causing an extraordinary loss, net of income tax benefits, of $806,000. There were no similar extraordinary charges in the 1994 period.

          CAPITAL RESOURCES AND LIQUIDITY

          Operating Cash Flow

          Treasure Island's significant contribution to the Company's operations was also reflected in its first quarter operating cash flow. Net cash provided by operating activities (as shown in the Condensed Consolidated Statements of Cash Flows) totaled $55.1 million, a 12.4% increase over the prior-year period.

          This improvement was achieved despite the fact that the 1993 quarter benefitted from a reduction in gross receivables of $9.6 million, versus an increase of $9.0 million in the current-year period. Operating cash flow in the prior-year period also included federal income tax refunds of $5.0 million. No federal income taxes were paid or refunded in the first quarter of 1994.

          Capital Spending

          Capital expenditures during the 1994 period totaled $21.1 million, a substantial portion of which relates to the completion of certain projects at Treasure Island. The remaining amount primarily reflects maintenance capital spending as well as amounts associated with the Dunes project. Management believes in maintaining the Company's facilities in first-class condition. Maintenance capital spending for its four properties is anticipated to approximate $30 million per year.

          As discussed previously, the Company is upgrading the slot machines at The Mirage and the Golden Nugget. The net cost of the project is expected to be approximately $10 million. The Company also plans to begin refurbishing most of the standard guest rooms at The Mirage in late 1994 at a total cost of approximately $40 million to $45 million. This project will be undertaken in a manner designed to minimize the disruption to guests and employees.

          Future Expansion

          On May 10, 1994, the Company signed a letter of intent with the principals of Gold Strike Resorts ("Gold Strike"), a Nevada-based gaming partnership, to form a joint venture to develop a new themed hotel-casino resort on the Las Vegas Strip. The resort will be located on approximately 43 acres at the south end of the Company's Dunes site, near Tropicana Avenue, and will have more than 400 feet of frontage on the Strip. The resort will feature approximately 3,000 guest rooms and a 100,000-square foot casino and will be designed and marketed to appeal to the value-minded Las Vegas visitor.

          The Company and Gold Strike will each own 50% of the joint venture. Gold Strike will supervise the design and construction and will manage and operate the resort without fee.

          Construction of the project is expected to begin by early 1995 and be completed in mid-1996. Based on preliminary estimates, the total cost of the project is anticipated to be approximately $250 million. Such amount includes the estimated value of the land, which the Company will contribute for its equity in the venture. It is anticipated that up to 70% of the cost of the project will be provided by first mortgage debt financing which is non-recourse to the Company and Gold Strike. The balance of the cost will be provided by an equity contribution from Gold Strike of not less than $30 million. The project is contingent on the availability of suitable financing and the receipt of requisite licenses and approvals.

          The Company is also developing plans for construction of a new luxury casino-based entertainment resort on the north end of the Dunes site at the corner of Flamingo Road and the Strip. Such construction could cost significantly more than $500 million. The planning and design for the project are not yet complete, so the ultimate project cost and construction schedule are still uncertain. If the Company proceeds with the project, the Gold Strike joint venture and the Company will construct a transportation link between the two facilities.

          The Company continues to evaluate and pursue potential opportunities in new and emerging gaming jurisdictions. As the operating partner in two different partnerships, the Company was recently selected to develop major casino entertainment centers in Vancouver, British Columbia and Houston, Texas. It has also recently entered into a joint venture to build a luxury hotel-casino resort in Miami Beach, Florida. Such projects are contingent on the passage of satisfactory enabling legislation, the receipt of requisite licenses and approvals and certain other matters.

          The Company has substantial local partners in several of these potential ventures and anticipates that such ventures will have a significant level of debt that is non-recourse to any partner. Therefore, the cash outlays and debt incurred by the Company to fund these projects are likely to be substantially less than the anticipated total project costs.

          There can be no assurance that management will determine to proceed with any new projects. Conversely, it is also possible that management will decide to undertake new projects, including projects not currently contemplated, that could require significant financing.

          Financing and Liquidity

          During the 1994 first quarter, the Company used its existing cash balances and operating cash flow to repay the $17.0 million balance outstanding under its bank credit facility at year-end. Operating cash flow and borrowings of $20.0 million under the bank facility were used to fund the March 15 maturity of the $27.0 million of floating rate first mortgage notes associated with The Mirage and Treasure Island.

          In   April   and   early   May  1994,  the  Company   repurchased
          approximately $47.2 million principal amount of the 9 7/8% first mortgage notes associated with The Mirage and Treasure Island. A substantial portion of the cost of the retirements was also provided by borrowings under the bank facility.

          The Company recently obtained commitments from a group of commercial banks for an expansion of its existing bank facility to provide for borrowings of up to $525 million. The bank facility currently provides for borrowings of up to $150 million. The expansion is expected to be finalized in the second quarter of 1994.

          The Company's liquidity is excellent. At March 31, the Company had $130.0 million available under its bank facility, in addition to cash and cash equivalents of $64.5 million. Net working capital at quarter-end was approximately $37.2 million.

          With no major projects currently under construction and minimal debt maturities, management expects the Company to produce significant free cash flow during the remainder of 1994.

          Proposed Spin-Off

          Management is considering a spin-off transaction whereby the stock of the entities that own the two Golden Nugget properties would be contributed to a new corporation and the shares of this corporation would be distributed to the Company's stockholders on a pro rata basis. For example, a stockholder owning 1% of the Company's stock would receive 1% of the shares of the new Golden Nugget holding company. The two resulting public companies would be independent of each other, except that they would initially have the same stock ownership, including the same principal stockholder.

          Management believes that the separation of the Company into two entities may enhance its ability to capitalize on opportunities in new gaming jurisdictions. Some jurisdictions are better suited for a smaller company with a recognized brand name, such as "Golden Nugget." Others offer the opportunity to build large, one-of-a-kind projects, similar to The Mirage and Treasure Island. A few jurisdictions award only one gaming license to a single company.

          Management also  believes that  the separation  would reduce  the
          Company's  overall  cost  of   capital  and  provide   additional
          incentives and opportunities for its employees.

          Consummation of the spin-off is contingent on a number of factors, including the receipt of requisite consents from the Nevada gaming authorities and the lenders under the Company's bank facility and a ruling from the Internal Revenue Service (the "IRS") or other satisfactory assurances that the spin-off would qualify as a tax-free distribution to the Company's stockholders. In February 1994, the Company filed a request with the IRS for such a ruling. There can be no assurance that the Company will receive the necessary ruling or consents, that management will determine to proceed with the spin-off or as to the timing or specific effects of the transaction.

      PART II.    OTHER INFORMATION

      ITEM 1.     LEGAL PROCEEDINGS

                  On April 26, 1994, a Complaint in a purported class action lawsuit was filed in the United States District Court, Middle District of Florida, against 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company. The Complaint alleges that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win. The Complaint alleges violations of the Racketeer Influenced and
                  Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seeks damages in excess of $6 billion. Management believes that the claims are wholly without merit and does not expect that the lawsuit will have a material adverse effect on the Company's financial position or results of operations.

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits.

           10(a) 1994  Cash  Bonus Plan.  Incorporated  by  reference  to
                 Exhibit A to the Registrant's definitive Proxy Statement for its 1994 Annual Meeting of Stockholders, filed on April 26, 1994.

           10(b) Agreement  for  the   Sale  of  Gulfstream  III Aircraft
                 Serial Number 311 and Gulfstream III Refurbishment Agreement, each dated March 24, 1994, between Gulfstream Aerospace Corp. and Golden Nugget Aviation Corp.

           11 Mirage Resorts, Incorporated - Computation of Net Income Per Share of Common Stock for the three-month periods ended March 31, 1994 and 1993.

           15 Letter from independent public accountants acknowledging awareness of the use of their report dated May 11, 1994 in the Registrant's registration statements.

      (b)  Reports on Form 8-K.

                 The Registrant filed no reports on Form 8-K during the three-month period ended March 31, 1994.

                                     SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                Mirage Resorts, Incorporated


          May 13, 1994          by:   DANIEL R. LEE
          ____________                _______________________________
             Date                     Daniel R. Lee
                                      Senior Vice President - Finance
                                      and Development, Chief Financial
                                      Officer and Treasurer
                                      (Principal Financial Officer)