Form 10-Q
period 1994-06-30
MIRAGE RESORTS INC
filed 1994-08-12
CIK 42246

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                      FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1994

                                         OR

          []   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
          For the transition period from             to

          Commission File No. 1-6697

                             Mirage Resorts, Incorporated
          _______________________________________________________________
               (Exact name of Registrant as specified in its charter)

            Nevada                                    88-0058016
_______________________________          ___________________________________
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

              3400 Las Vegas Boulevard South, Las Vegas, Nevada  89109
_____________________________________________________________________________
                 (Address of principal executive offices - Zip Code)

                                   (702) 791-7111
_____________________________________________________________________________
                (Registrant's telephone number, including area code)


_____________________________________________________________________________
       (Former name, former address and former fiscal year, if changed since last report)

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       YES   X   NO
           ____      ____

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $0.008 par value, 90,945,189 shares outstanding as of July 31, 1994.

          PART I.   FINANCIAL INFORMATION

          ITEM 1.   FINANCIAL STATEMENTS

          The unaudited condensed consolidated financial information as of June 30, 1994 and for the three-month and six-month periods then ended included in this report was reviewed by Arthur Andersen & Co., independent public accountants, in accordance with the professional standards and procedures established for such
          reviews  by   the   American  Institute   of   Certified   Public
          Accountants.

                   REVIEW REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   _______________________________________________



          To the Directors and Stockholders
          of Mirage Resorts, Incorporated
          Las Vegas, Nevada



          We have reviewed the accompanying condensed consolidated balance sheet of Mirage Resorts, Incorporated and subsidiaries (the
          "Company") as of June 30, 1994, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1994 and the related condensed consolidated statement of cash flows for the six-month period ended June 30, 1994. These financial statements are the responsibility of the Company's management. The unaudited condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1993 and the condensed consolidated statement of cash flows for the six-month period ended June 30, 1993 were reviewed by other auditors whose report dated August 13, 1993, stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles. In addition, the consolidated financial statements of Mirage Resorts, Incorporated as of December 31, 1993, were audited by other auditors whose report dated February 11, 1994, expressed an unqualified opinion on those statements.

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



                                   ARTHUR ANDERSEN & CO.


          Las Vegas, Nevada
          August 9, 1994


          CONDENSED CONSOLIDATED                                   Mirage Resorts, Incorporated
          BALANCE SHEETS
          _____________________________________________________________________________________

                                                               At June 30,      At December 31,
                                                                     1994                 1993
          _____________________________________________________________________________________
          (In thousands)                                       (Unaudited)



          ASSETS

          CURRENT ASSETS
          Cash and cash equivalents                               $   46,730        $   57,462
          Receivables, net of allowance for doubtful
            accounts of $35,906 and $26,876                           51,977            58,182
          Inventories                                                 26,873            30,374
          Deferred income taxes                                       27,494            26,756
          Prepaid expenses and other                                  18,992            24,656
          ____________________________________________________________________________________
               Total current assets                                  172,066           197,430
          Property and equipment, net                              1,411,527         1,421,366
          Other assets, net                                          108,709            86,462
          ____________________________________________________________________________________
                                                                  $1,692,302        $1,705,258
          ====================================================================================

          LIABILITIES AND STOCKHOLDERS' EQUITY

          CURRENT LIABILITIES
          Accounts payable                                        $   47,905        $   76,811
          Accrued expenses                                            83,039            82,922
          Current maturities of long-term debt                         4,564            31,617
          ____________________________________________________________________________________
               Total current liabilities                             135,508           191,350
          Long-term debt, net of current maturities                  515,813           535,025
          Other liabilities, including deferred income taxes
            of $69,979 and $60,115                                    78,599            68,019
          ____________________________________________________________________________________
               Total liabilities                                     729,920           794,394
          ____________________________________________________________________________________

          COMMITMENTS AND CONTINGENCIES

          STOCKHOLDERS' EQUITY
          Common stock:  90,945 and 90,607 shares outstanding            940               940
          Additional paid-in capital and other                       696,219           695,587
          Retained earnings                                          421,629           372,683
          Treasury stock, at cost:  26,629 and 26,967 shares        (156,406)         (158,346)
          ____________________________________________________________________________________
               Total stockholders' equity                            962,382           910,864
          ____________________________________________________________________________________
                                                                  $1,692,302        $1,705,258
          ====================================================================================

          See notes to condensed consolidated financial statements.



       CONDENSED CONSOLIDATED                                         Mirage Resorts, Incorporated
       STATEMENTS OF INCOME (UNAUDITED)
       ___________________________________________________________________________________________

                                                        THREE MONTHS                SIX MONTHS
                                                  ______________________     _____________________
       For the periods ended June 30                 1994          1993         1994        1993
       ___________________________________________________________________________________________
       (In thousands, except per share amounts)



       GROSS REVENUES                              $333,959      $254,025    $665,033     $491,908
       Less-promotional allowances                  (27,546)      (22,919)    (58,166)     (46,029)
       ___________________________________________________________________________________________
                                                    306,413       231,106     606,867      445,879
       ___________________________________________________________________________________________
       COSTS AND EXPENSES
          Casino-hotel operations                   181,023       137,325     366,446      272,412
          General and administrative                 36,728        26,251      72,121       50,474
          Depreciation and amortization              23,239        17,547      46,752       34,911
          Corporate expense                           8,550         8,291      16,408       15,138
       ___________________________________________________________________________________________
                                                    249,540       189,414     501,727      372,935
       ___________________________________________________________________________________________
       OPERATING INCOME                              56,873        41,692     105,140       72,944
       ___________________________________________________________________________________________
       OTHER INCOME AND (EXPENSES)
          Interest and other income                   2,250         1,213       3,728        3,673
          Interest cost                             (13,741)      (23,996)    (28,040)     (47,325)
          Interest capitalized                        2,175         7,598       3,821       12,582
          Other, net                                   (147)          100        (329)          83
       ___________________________________________________________________________________________
                                                     (9,463)      (15,085)    (20,820)     (30,987)
       ___________________________________________________________________________________________
       INCOME BEFORE INCOME TAXES AND
          EXTRAORDINARY ITEM                         47,410        26,607      84,320       41,957
          Provision for income taxes                (17,248)       (8,626)    (30,810)     (13,580)
       ___________________________________________________________________________________________

       INCOME BEFORE EXTRAORDINARY ITEM              30,162        17,981      53,510       28,377
          Extraordinary item-loss on early
            retirements of debt, net of
            applicable income tax benefit            (4,564)       (1,298)     (4,564)      (2,104)
       ___________________________________________________________________________________________
       NET INCOME                                  $ 25,598      $ 16,683    $ 48,946     $ 26,273
       ===========================================================================================

       INCOME PER SHARE OF COMMON STOCK
          Income before extraordinary item            $0.32         $0.22       $0.56        $0.36
          Extraordinary item-loss on early
            retirements of debt, net of
            applicable income tax benefit             (0.05)        (0.01)      (0.04)       (0.03)
       ___________________________________________________________________________________________
       NET INCOME PER SHARE OF COMMON STOCK           $0.27         $0.21       $0.52        $0.33
       ===========================================================================================


       See notes to condensed consolidated financial statements.


          CONDENSED CONSOLIDATED                                      Mirage Resorts, Incorporated
          STATEMENTS OF CASH FLOWS (UNAUDITED)
          ________________________________________________________________________________________


          Six months ended June 30                                           1994             1993
          ________________________________________________________________________________________
          (In thousands)


          CASH FLOWS FROM OPERATING ACTIVITIES
            Net income                                                   $ 48,946        $  26,273
            Adjustments to reconcile net income to net cash
              provided by operating activities
                Provision for losses on receivables                        10,098            8,589
                Depreciation and amortization of property
                  and equipment                                            48,592           36,069
                Amortization of original issue discount and
                  debt issue costs                                          6,834            6,783
                Other amortization                                          2,170            2,337
                Loss on early retirements of debt                           7,022            3,187
                Deferred income taxes                                       9,126            5,266
                Changes in assets and liabilities
                  Net decrease in receivables and other
                    current assets                                          5,272           10,662
                  Net decrease in trade accounts payable and
                    accrued expenses                                      (26,890)         (14,594)
                Other, net                                                  1,303           (1,883)
          ________________________________________________________________________________________
                         Net cash provided by operating activities        112,473           82,689
          ________________________________________________________________________________________

          CASH FLOWS FROM INVESTING ACTIVITIES
            Capital expenditures                                          (41,952)        (273,400)
            Net decrease in non-current cash equivalents
              restricted for construction                                       -          154,447
            Joint venture and other equity investments                    (22,559)               -
            Other, net                                                     (1,884)           7,888
          ________________________________________________________________________________________
                         Net cash used for investing activities           (66,395)        (111,065)
          ________________________________________________________________________________________

          CASH FLOWS FROM FINANCING ACTIVITIES
            Early retirements of debt                                     (58,073)         (43,494)
            Net proceeds from issuance of senior subordinated notes             -           97,500
            Borrowings under bank credit facilities                       123,000                -
            Repayments of borrowings under bank credit facilities         (90,000)         (45,000)
            Other principal payments of debt                              (29,343)          (1,834)
            Other, net                                                     (2,394)           2,361
          ________________________________________________________________________________________
                         Net cash  provided by  (used for)  financing
                           activities                                     (56,810)           9,533
          ________________________________________________________________________________________

          CASH AND CASH EQUIVALENTS
            Decrease for the period                                       (10,732)         (18,843)
            Balance, beginning of period                                   57,462          142,983
          ________________________________________________________________________________________
            Balance, end of period                                       $ 46,730        $ 124,140
          ========================================================================================

          SUPPLEMENTAL CASH FLOW DISCLOSURES
            Interest paid, net of amounts capitalized                    $ 18,815        $  27,195
            Income taxes paid (refunded), net                               9,500          (13,152)
          ________________________________________________________________________________________

          See notes to condensed consolidated financial statements.

          NOTES TO CONDENSED CONSOLIDATED      Mirage Resorts, Incorporated
          FINANCIAL STATEMENTS (UNAUDITED)
          _________________________________________________________________

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

          NOTE 2 - LONG-TERM DEBT

          NEW BANK CREDIT FACILITY. On May 25, 1994, the Company obtained a $525 million five-year reducing revolving credit facility from a group of commercial banks (the "New Facility"), replacing its previous $150 million bank credit facility. Borrowings under the New Facility bear interest at a floating rate equal to, at the Company's option, the prime rate plus 5/8% or the one-, two-, three- or six-month London Interbank Offered Rate plus 1 5/8%. The Company incurs a commitment fee of 0.4375% per annum on the unused portion of the New Facility.

          The Company and most of its significant subsidiaries, excluding the subsidiaries which own and operate the Golden Nugget and
          Golden Nugget-Laughlin and certain related subsidiaries, are directly liable for or have guaranteed the repayment of borrowings under the New Facility. Borrowings under the New Facility are collateralized principally by first deeds of trust on the Dunes site and the Company's Shadow Creek golf course.

          The credit agreement governing the New Facility contains financial covenants requiring the Company and most of its subsidiaries, excluding the Golden Nugget subsidiaries, to maintain a specific tangible net worth and to meet other financial ratios. The credit agreement also contains covenants that impose various restrictions (subject to permitted amounts) on the ability of the Company and most of its subsidiaries, excluding the Golden Nugget subsidiaries, to, among other things, incur additional debt, commit funds to capital expenditures or new business ventures, make investments, merge or sell assets or pay dividends on or repurchase the Company's capital stock.

          EARLY RETIREMENTS OF DEBT. During the second quarter of 1994, the Company repurchased approximately $55.2 million aggregate principal amount of the 9 7/8% first mortgage notes associated with The Mirage and Treasure Island. A substantial portion of the cost of the repurchases was provided by borrowings under the bank credit facilities.

          In connection with these retirements and the write-off of the unamortized financing costs associated with the previous bank credit facility, the Company recorded an extraordinary loss of $4.6 million, net of applicable income tax benefits of $2.4 million.

          Item 2.  MANAGEMENT'S   DISCUSSION   AND  ANALYSIS  OF  FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

          COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 1994 AND 1993

          RESULTS OF OPERATIONS


          Financial Highlights
                                                                                     % Increase
          Three months ended June 30                             1994        1993    (Decrease)
          _____________________________________________________________________________________
          (Dollars in thousands, except per share amounts)


          Gross revenues                                       $333,959    $254,025       31.5%
          Promotional allowances                                (27,546)    (22,919)      20.2%
          _____________________________________________________________________________________
          Net revenues                                          306,413     231,106       32.6%
          _____________________________________________________________________________________
          Operating income before depreciation and
            amortization and corporate expense                   88,662      67,530       31.3%
          Operating income                                       56,873      41,692       36.4%
          Income before extraordinary item                       30,162      17,981       67.7%
          Net income                                             25,598      16,683       53.4%
          _____________________________________________________________________________________
          Income per share before extraordinary item              $0.32       $0.22       45.5%
          Net income per share                                    $0.27       $0.21       28.6%
          Average common and dilutive common
            equivalent shares (in thousands)                     94,396      80,295       17.6%
          _____________________________________________________________________________________
          Operating margin*                                       18.6%       18.0%      0.6pts
          Company-wide table games win percentage                 18.6%       21.6%    (3.0)pts
          Company-wide occupancy of standard guest rooms          99.1%       98.5%      0.6pts
          _____________________________________________________________________________________

          *Operating income/net revenues.

          Led by the continued success of Treasure Island, the Company's 1994 second quarter operating results improved significantly over the prior-year period. Treasure Island contributed gross revenues and operating income of $89.2 million and $13.9 million, respectively.

          The improvement in operating results was attained despite a lower-than-historical table games win percentage. The Company-wide table games win percentage during the quarter was 18.6%, versus 21.6% in the 1993 second quarter and 19.3% for the full year 1993. Due to a somewhat different mix of business, Treasure Island operates, as expected, at a lower table games win percentage than the Company-wide average. Excluding Treasure Island, the Company-wide win percentage was 19.3%, versus 21.6% in the prior-year quarter and 19.4% for the full year 1993.

          The Company's standard guest rooms continued to operate at near full occupancy during the quarter-99.1% versus 98.5% in the prior-year period. This growth in occupancy was achieved notwithstanding a 55% increase in the Company's available standard guest rooms with the addition of Treasure Island.

          Management's ongoing efforts to further improve the Company's balance sheet and reduce its overall cost of capital through early retirements and refinancing of higher cost debt contributed significantly to the improvement in net income. Interest cost, net of amounts capitalized, declined $4.8 million, or 29.5%, from the 1993 period.

          The improvement in earnings per share was realized despite a 17.6% increase in the average number of common and dilutive common equivalent shares, principally reflecting the November 1993 public offering of 13,750,000 shares of the Company's common stock.


          The Mirage
                                                                        % Increase
          Three months ended June 30                1994        1993    (Decrease)
          ________________________________________________________________________
          (Dollars in thousands)


          Gross revenues                          $179,394    $187,147      (4.1)%
          Net revenues                             163,640     169,760      (3.6)%
          EBDIT *                                   53,563      52,769        1.5%
          Operating income                          41,575      40,053        3.8%
          Operating margin                           25.4%       23.6%      1.8pts
          ________________________________________________________________________

          *  Earnings before depreciation, interest and taxes.

          The Mirage experienced a lower table games win percentage than in the prior-year second quarter, causing a 10.5% decline in table games revenues. Slot revenues were up slightly despite the increase in competition since the 1993 quarter. Management attributes the improvement in part to the completion early in the 1994 second quarter of a program to install new upgraded slot machines at The Mirage.

          Non-casino revenues declined 2.2% compared with the same period last year. This decline is attributable to the absence of the revenues from Cirque du Soleil. This world renowned performance troupe performed at The Mirage during 1993 and is now appearing in an all-new show, "Mystere," at Treasure Island. Excluding the Cirque du Soleil revenues from the 1993 second quarter, non-casino revenues rose 1.7%. This increase primarily represents a $1.4 million, or 4.4%, growth in room revenues principally reflecting an improvement in the average room rate. The Mirage's standard guest rooms were 99.6% occupied during the 1994 second quarter, versus 99.4% in the 1993 period.

          Principally reflecting lower payroll, promotional, advertising and depreciation costs and expenses, the operating margin improved over the 1993 quarter, resulting in increases in both operating cash flow (EBDIT) and operating income.


          Treasure Island

          Three months ended June 30                                     1994
          ___________________________________________________________________
          (Dollars in thousands)


          Gross revenues                                              $89,225
          Net revenues                                                 83,291
          EBDIT                                                        20,746
          Operating income                                             13,862
          Operating margin                                              16.6%
          ___________________________________________________________________

          Treasure Island, in its second full quarter of operation, produced $20.7 million of operating cash flow on gross revenues of $89.2 million. Casino revenues and gross non-casino revenues totaled $36.3 million and $52.9 million, respectively. Occupancy of standard guest rooms was 99.5%.

          Treasure Island's second quarter revenues were slightly above those of the first quarter, despite a small decline in the table games win percentage. The improvement principally reflects increases in room, retail stores and entertainment revenues. Slot revenues also showed improvement.


          Golden Nugget

          Three months ended June 30                1994        1993  % (Decrease)
          ________________________________________________________________________
          (Dollars in thousands)


          Gross revenues                           $48,481     $50,080      (3.2)%
          Net revenues                              44,130      46,043      (4.2)%
          EBDIT                                     10,354      10,899      (5.0)%
          Operating income                           7,813       8,169      (4.4)%
          Operating margin                           17.7%       17.7%      0.0pts
          ________________________________________________________________________

          The Golden Nugget incurred a modest decline in operating results during the quarter. This decline resulted from a $2.0 million, or 6.5%, decrease in casino revenues principally reflecting a reduction in both table games activity and the win percentage. Management believes that trial visits to the new Las Vegas Strip hotel-casinos is the primary reason for the decline in table games activity. Slot revenues were up during the quarter, primarily due to the upgrading of most of the slot machines at the Golden Nugget during the 1994 second quarter.

          Non-casino revenues also showed improvement over the 1993 second quarter. Occupancy of the Golden Nugget's standard guest rooms was 98.2%, versus 97.4% in the prior-year period, commensurate with a small increase in room revenues. The improvement in non-casino revenues also reflects the additional revenues from the popular new production show "Country Fever" which opened on June 16 in the showroom at the Golden Nugget.

          In order to compete more effectively with the Strip hotel-casinos, in 1993 the Golden Nugget and a group of other downtown casinos formed a public/private-sector venture to develop a project known as "The Fremont Street Experience." This project will tie together the casinos along Fremont Street in downtown Las Vegas, creating a pedestrian mall environment. A computerized light show will feature a choreographed production of light and sound within the 4 1/2-acre space frame structure. The streetscape will include retailing kiosks and themed special event celebrations to bring tourists and local residents to the downtown area. The Fremont Street Experience will also include a 1,600-vehicle parking garage, which is much needed in downtown
          Las Vegas, and approximately 38,000 square feet of additional retail space.

          Preliminary site development for The Fremont Street Experience commenced in July 1994, and completion of the project is scheduled for September 1995.


          Golden Nugget-Laughlin

          Three months ended June 30                 1994       1993   % Increase
          _______________________________________________________________________
          (Dollars in thousands)


          Gross revenues                           $16,859     $16,798       0.4%
          Net revenues                              15,352      15,303       0.3%
          EBDIT                                      3,999       3,862       3.5%
          Operating income                           2,173       1,761      23.4%
          Operating margin                           14.2%       11.5%     2.7pts
          _______________________________________________________________________

          Revenues at the Golden Nugget-Laughlin were relatively flat compared with the prior-year second quarter. The improvement in the operating margin resulted in a 3.5% and 23.4% increase in operating cash flow and operating income, respectively.

          The Laughlin market has become very competitive in recent months, as a competitor added substantially to the guest room base in a period in which there were no significant enhancements to the city's overall tourism experience. As a result, several Laughlin casinos have reported sharp declines in their operating results. Occupancy at the Golden Nugget-Laughlin, however, remained high at 95.8% during the 1994 second quarter.

          Other Factors Affecting Earnings

          During the 1994 second quarter, the Company accepted a substantial sum of money in settlement of a lawsuit. The settlement, whose terms are required to be kept confidential, was determined to be in the best interests of the Company's stockholders. A portion of the proceeds from the settlement was credited to corporate expense, while the remainder was credited to interest and other income.

          Due to reduced levels of debt and a lower average cost of borrowings, the Company's interest cost declined by $10.3 million, or 42.7%. Since the construction of Treasure Island was substantially completed in October 1993, a much smaller portion of the Company's interest cost is being capitalized in 1994 than in 1993. Nevertheless, interest cost, net of amounts capitalized, declined by 29.5%.

          The Company's effective income tax rate, including the tax benefits associated with the extraordinary losses described below, increased to 36.6%, versus 32.3% in the prior-year period, due to increases in the statutory rate and decreases in the deductibility of certain expenses.

          In the second quarter of both years, some of the Company's more expensive debt was retired prior to its maturity. Although these early retirements were economically beneficial for the Company, the repurchase premiums paid and the write-off of unamortized debt issue costs resulted in extraordinary charges in both periods.

          COMPARISON OF OPERATING RESULTS FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 1994 AND 1993

          RESULTS OF OPERATIONS


          Financial Highlights
                                                                                    % Increase
          Six months ended June 30                            1994           1993   (Decrease)
          ____________________________________________________________________________________
          (Dollars in thousands, except per share amounts)



          Gross revenues                                    $665,033       $491,908      35.2%
          Promotional allowances                             (58,166)       (46,029)     26.4%
          ____________________________________________________________________________________
          Net revenues                                       606,867        445,879      36.1%
          ____________________________________________________________________________________
          Operating income before depreciation and
            amortization and corporate expense               168,300        122,993      36.8%
          Operating income                                   105,140         72,944      44.1%
          Income before extraordinary item                    53,510         28,377      88.6%
          Net income                                          48,946         26,273      86.3%
          ____________________________________________________________________________________
          Income per share before extraordinary item           $0.56          $0.36      55.6%
          Net income per share                                 $0.52          $0.33      57.6%
          Average common and dilutive common
            equivalent shares (in thousands)                  94,849         80,004      18.6%
          ____________________________________________________________________________________
          Operating margin                                     17.3%          16.4%     0.9pts
          Company-wide table games win percentage              17.7%          19.1%   (1.4)pts
          Company-wide occupancy of standard guest rooms       98.6%          97.1%     1.5pts
          ____________________________________________________________________________________

          Treasure Island contributed gross revenues and operating income of $177.6 million and $28.5 million, respectively, to the Company's operating results during the 1994 six-month period.

          The Company-wide table games win percentage was 17.7%, versus 19.1% during the comparable 1993 period. As discussed previously, due to a somewhat different mix of business, Treasure Island has been operating at a lower table games win percentage than the Company-wide average. Excluding Treasure Island, the Company-wide win percentage was 18.1%, down from the 19.1% in the 1993 six-month period. Table games activity, excluding Treasure Island, was up 3.0% over the prior-year period. However, the decline in the win percentage more than offset the improvement in activity.

          Even with the additional room inventory, the Company's standard guest rooms remained nearly 100% occupied throughout the period. Company-wide occupancy of standard guest rooms was 98.6%, up from the 97.1% experienced during the first six months of 1993.

          Interest cost, net of amounts capitalized, declined $10.5 million, or 30.3%, from the 1993 period, reflecting the effect of management's ongoing efforts to reduce the Company's overall cost of capital.


          The Mirage
                                                                          % Increase
          Six months ended June 30                 1994         1993      (Decrease)
          __________________________________________________________________________
          (Dollars in thousands)


          Gross revenues                          $353,355     $354,541       (0.3)%
          Net revenues                             319,407      319,954       (0.2)%
          EBDIT                                     95,324       91,499         4.2%
          Operating income                          71,114       66,143         7.5%
          Operating margin                           22.3%        20.7%       1.6pts
          __________________________________________________________________________

          Revenues at The Mirage were nearly flat compared with the 1993 six-month period. Table games activity was up 5.4%. A decline in the win percentage, however, substantially offset the improvement in activity.

          Excluding the Cirque du Soleil revenues from the 1993 period, gross non-casino revenues grew by $7.0 million, or 4.3%, during the first six months of 1994. This improvement represents increases in virtually every category. Most notably, room revenues increased $4.4 million, or 7.3%, reflecting an increase in both occupancy and the average standard room rate. Occupancy of The Mirage's standard guest rooms was 98.4%, versus 97.6% in the 1993 six-month period.

          The Mirage's operating cash flow and operating income increased over the 1993 period. These increases reflect the improvement in the operating margin primarily resulting from reduced payroll, advertising and depreciation costs and expenses.


          Treasure Island

          Six months ended June 30                                        1994
          ____________________________________________________________________
          (Dollars in thousands)


          Gross revenues                                              $177,616
          Net revenues                                                 165,445
          EBDIT                                                         42,208
          Operating income                                              28,493
          Operating margin                                               17.2%
          ____________________________________________________________________

          During the first half of 1994, Treasure Island generated operating cash flow of $42.2 million on gross revenues of $177.6 million. Casino revenues and gross non-casino revenues totaled $74.4 million and $103.2 million, respectively. Occupancy of standard guest rooms was 99.4%.


          Golden Nugget
                                                                       % Increase
          Six months ended June 30                 1994         1993   (Decrease)
          _______________________________________________________________________
          (Dollars in thousands)


          Gross revenues                          $99,662     $103,791     (4.0)%
          Net revenues                             90,764       95,311     (4.8)%
          EBDIT                                    22,345       23,334     (4.2)%
          Operating income                         17,213       17,933     (4.0)%
          Operating margin                          19.0%        18.8%     0.2pts
          _______________________________________________________________________

          The decline in the Golden Nugget's operating results during the 1994 six-month period principally reflects a $4.3 million, or 6.7%, reduction in casino revenues. Non-casino revenues were substantially unchanged during the period. Lower table games revenues caused by a decline in both activity and the win percentage is the primary reason for the reduction in casino revenues. Slot activity was up slightly over the prior-year period.

          Room revenues showed a modest improvement during the period, reflecting an increase in occupancy. The Golden Nugget's standard guest rooms were 97.8% occupied during the first six months of 1994, compared with 96.7% in the 1993 period.


          Golden Nugget-Laughlin

          Six months ended June 30                  1994        1993     % Increase
          _________________________________________________________________________
          (Dollars in thousands)


          Gross revenues                           $34,400     $33,576         2.5%
          Net revenues                              31,251      30,614         2.1%
          EBDIT                                      8,423       8,160         3.2%
          Operating income                           4,728       4,006        18.0%
          Operating margin                           15.1%       13.1%       2.0pts
          _________________________________________________________________________

          The improvement in the Golden Nugget-Laughlin's operating results principally represents an increase in casino revenues primarily reflecting higher activity levels for both table games and slots. Keno and race and sports book revenues also showed improvement over the 1993 period.

          Occupancy of standard guest rooms was 97.2%, versus 94.5% in the 1993 six-month period.

          Other Factors Affecting Earnings

          The factors discussed previously with respect to the three-month periods had a similar effect on corporate expense, interest and other income, interest cost and interest capitalized when comparing the six-month periods. Corporate expense also reflects increases in payroll costs and costs incurred in connection with the Company's continuing evaluation and pursuit of potential opportunities in new and emerging gaming jurisdictions.

          The Company recorded an extraordinary loss on early retirements of debt, net of income tax benefits, of $4.6 million in the first six months of 1994, versus $2.1 million in the 1993 period.

          Also due to the factors discussed earlier in comparing the three-month periods, the Company's effective income tax rate, including the tax benefits associated with the extraordinary losses, increased to 36.7%, versus 32.2% in the prior-year period. The effective tax rate for the full year 1994 is expected to approximate that of the first six months.

          CAPITAL RESOURCES AND LIQUIDITY

          Operating Cash Flow

          Reflecting Treasure Island's significant contribution to the Company's operations, net cash flow provided by operating activities (as shown in the Condensed Consolidated Statements of Cash Flows) totaled $112.5 million during the first six months of 1994. This represents a 36.0% improvement over the $82.7 million reported in the 1993 six-month period. This improvement would have been even larger but for the fact that the 1993 period benefitted from net federal income tax refunds of $13.2 million, versus payments of $9.5 million in the first six months of 1994.

          Capital Spending

          Capital spending during the first six months of 1994 was considerably less than that of the prior-year period principally due to the substantial completion of Treasure Island in October 1993. The 1993 six-month period also includes $70.0 million associated with the acquisition of the Dunes site.

          Capital expenditures of $42.0 million during the 1994 period primarily reflect the completion of certain projects at Treasure Island and amounts expended to upgrade the Company's slot machines. The remaining amount principally consists of maintenance capital spending as well as amounts associated with the Dunes project. Management believes in maintaining the
          Company's facilities in first-class condition. Maintenance capital spending for its four properties is anticipated to approximate $30 million per year.

          The Company is also planning to refurbish most of the standard guest rooms at The Mirage. The project is expected to begin in late 1994, and will be undertaken in a manner designed to minimize the disruption to guests and employees and any adverse effect on the Company's operating results during the refurbishment. The scope of the project is still uncertain, but it is expected to cost in excess of $25 million.

          Future Expansion

          On May 10, 1994, the Company signed a letter of intent with the principals of the Gold Strike, Nevada Landing and Railroad Pass hotel-casinos in Jean, Henderson and Boulder City, Nevada ("Gold Strike") to form a joint venture to develop a new themed hotel-casino resort on the Las Vegas Strip. The resort will be located on approximately 44 acres at the south end of the Company's Dunes site, near Tropicana Avenue, and will have more than 400 feet of frontage on the Strip. The resort will feature approximately 3,000 guest rooms and a 100,000-square foot casino and will be designed and marketed to appeal to the value-minded Las Vegas visitor.

          The Company and Gold Strike will each own 50% of the joint venture. Gold Strike will supervise the design and construction and will manage and operate the resort without fee.

          Construction of the project is expected to begin by early 1995 and be completed in mid-1996. Based on preliminary estimates, the total cost of the project is anticipated to be approximately $250 million. This amount includes the estimated value of the land, which the  Company will contribute  for its  equity in  the venture. It is anticipated that up to 70% of the cost of the project will be provided by first mortgage debt financing which is non-recourse to the Company. The balance of the cost will be provided by an equity contribution from Gold Strike of approximately $40 million. The project is contingent on the availability of suitable financing and the receipt of requisite licenses and approvals.

          The Company is also developing plans for construction of a new luxury casino-based entertainment resort on the north end of the Dunes site at the corner of Flamingo Road and the Strip. The total cost of the project could be significantly more than $500 million. The planning and design for the project are not yet complete, so the ultimate project cost and construction schedule are still uncertain. If the Company proceeds with the project, the Gold Strike joint venture and the Company will construct a transportation link between the two facilities.

          The Company owns a 50% interest in an $8.0 million joint venture which was awarded an exclusive concession to operate a casino near Iguazu Falls, Argentina, one of South America's leading tourist attractions. The new facility, named "Casino Iguazu," opened on July 6, 1994. At opening, the approximately 12,000-square foot casino offered 19 table games (including blackjack, roulette, baccarat and oasis stud poker) and approximately 135 slot machines and other coin operated devices. The facility also offers a restaurant, two bars and parking for approximately 200 vehicles.

          The Company continues to evaluate and pursue potential opportunities in new and emerging gaming jurisdictions. As the operating partner in two different partnerships, the Company was selected to develop major casino entertainment centers in Vancouver, British Columbia and Houston, Texas. It has also entered into a joint venture to build a luxury hotel-casino resort in Miami Beach, Florida. Such projects are contingent on the passage of satisfactory enabling legislation, the receipt of requisite licenses and approvals and certain other matters.

          The Company has substantial local partners in several of these potential ventures and anticipates that the ventures will have a significant level of debt that is non-recourse to any partner. Therefore, the cash outlays and debt incurred by the Company to fund these projects are likely to be substantially less than the anticipated total project costs.

          There can be no assurance that management will determine to proceed with any new projects. Conversely, it is also possible that management will decide to undertake new projects, including projects not currently contemplated, that could require significant financing.

          Financing and Liquidity

          As discussed in Note 2 of Notes to Condensed Consolidated Financial Statements, on May 25, 1994, the Company obtained a new $525 million reducing revolving bank credit facility, replacing its previous $150 million bank credit facility. During the first six months of 1994, the Company used net borrowings under the bank facilities, existing cash balances and operating cash flow to fund the March 15 maturity of the $27.0 million principal amount of floating rate first mortgage notes and to repurchase $55.2 million principal amount of the 9 7/8% first mortgage notes.

          On July 20, 1994, the Company's Board of Directors authorized the repurchase of up to five million shares of the Company's common stock from time to time in the open market. There is no certainty that any shares will be repurchased. The timing and amount of share repurchases, if any, will depend on various factors, including market conditions, available alternative investments and the Company's financial position.

          At June 30, 1994, the Company had cash and cash equivalents of $46.7 million, in addition to $475.0 million available under its new bank facility. Net working capital at June 30, 1994 was $36.6 million. The Company's debt maturities through December 31, 1997 aggregate approximately $25 million.

          Management believes that the Company will be able to finance its projected capital expenditure needs and meet its future debt obligations, as well as provide for future expansion opportunities, through internally generated cash flow, existing cash reserves and future borrowings (including amounts available under its bank credit facility).

          PART II.  OTHER INFORMATION

          ITEM 1.   LEGAL PROCEEDINGS

                    Reference is made to the lawsuit described under Item 1 of Part II of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994. On May 10, 1994, a Complaint alleging substantially identical claims was filed by another plaintiff in the United States District Court, Middle District of Florida, against 48 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Registrant and most of the other major hotel-casino companies. The Complaints allege that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win. The two lawsuits have been consolidated into a single action, and discovery with respect to jurisdictional issues is currently in progress. Management believes that the claims are wholly without merit and does not expect that the lawsuit will have a material adverse effect on the Registrant's financial position or results of operations.

          ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a)       The  Registrant's   1994  Annual  Meeting of Stockholders
                    (the "Meeting") was held on May 26, 1994.

          (c) At the Meeting, Melvin B. Wolzinger, Daniel B. Wayson and George J. Mason were elected to serve three-year terms as members of the Board of Directors. The results of the voting were as follows: Mr. Wolzinger-72,305,010 shares for and 173,039 shares withheld; Mr. Wayson-72,311,406 shares for and 166,643 shares withheld; and Mr. Mason-72,311,032 shares for and 167,017 shares withheld. Additionally, at the Meeting the stockholders voted to approve the Registrant's 1994 Cash Bonus Plan by a vote of 70,148,306 shares in favor, 1,009,093 shares opposed, 784,448 abstentions and 536,202 broker non-votes.

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.

               11 Mirage Resorts, Incorporated - Computation of Net Income Per Share of Common Stock for the three-month and six-month periods ended June 30, 1994 and 1993.

               15 Letter from independent public accountants acknowledging awareness of the use of their report dated August 9, 1994 in the Registrant's registration statements.

               99   Amended and Restated Bylaws of the Registrant.

          (b)  Reports on Form 8-K.

                    On May 6, 1994 (subsequently amended on May 23, 1994), the Registrant filed a Current Report on Form 8-K, dated April 29, 1994. The Registrant reported under Item 4 that it had changed its independent accountants from Coopers & Lybrand to Arthur Andersen & Co.

                    On June 15, 1994, the Registrant filed a Current Report on Form 8-K, dated May 25, 1994. The Registrant reported under Item 5 that it had obtained a $525 million five-year reducing revolving credit facility from a group of commercial banks. See Note 2 of Notes to Condensed Consolidated Financial Statements contained in this Form 10-Q for a more detailed description of the bank credit facility.

                                     SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        Mirage Resorts, Incorporated



          August 10, 1994               by:  DANIEL R. LEE
          _______________                    _______________________________
                Date                         Daniel R. Lee
                                             Senior Vice President - Finance
                                             and Development, Chief Financial
                                             Officer and Treasurer (Principal
                                             Financial Officer)