Form 10-Q
period 1994-09-30
MIRAGE RESORTS INC
filed 1994-11-14
CIK 42246

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                      FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1994

                                         OR

          []   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
          For the transition period from             to

          Commission File No. 1-6697

                             Mirage Resorts, Incorporated
               ______________________________________________________
               (Exact name of Registrant as specified in its charter)

                Nevada                                  88-0058016
   _______________________________        ___________________________________
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

              3400 Las Vegas Boulevard South, Las Vegas, Nevada  89109
   __________________________________________________________________________
                 (Address of principal executive offices - Zip Code)

                                   (702) 791-7111
   __________________________________________________________________________
                (Registrant's telephone number, including area code)


   ___________________________________________________________________________
          (Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES   X   NO

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $0.008 par value, 90,978,623 shares outstanding as of October 31, 1994.

          PART I.   FINANCIAL INFORMATION

          ITEM 1.   FINANCIAL STATEMENTS

          The unaudited condensed consolidated financial information as of September 30, 1994 and for the three-month and nine-month periods then ended included in this report was reviewed by Arthur Andersen LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.

                   REVIEW REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



          To the Directors and Stockholders
          of Mirage Resorts, Incorporated
          Las Vegas, Nevada



          We have reviewed the accompanying condensed consolidated balance sheet of Mirage Resorts, Incorporated and subsidiaries (the "Company") as of September 30, 1994, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1994 and the related condensed consolidated statement of cash flows for the nine-month period ended September 30, 1994. These financial statements are the responsibility of the Company's management. The unaudited condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1993 and the condensed consolidated statement of cash flows for the nine-month period ended September 30, 1993 were reviewed by other auditors whose report dated November 12, 1993, stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles. In addition, the consolidated financial statements of Mirage Resorts, Incorporated as of December 31, 1993, were audited by other auditors whose report dated February 11, 1994, expressed an unqualified opinion on those statements.

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



                                   ARTHUR ANDERSEN LLP


          Las Vegas, Nevada
          November 11, 1994


          CONDENSED CONSOLIDATED                                  Mirage Resorts, Incorporated
          BALANCE SHEETS
          ____________________________________________________________________________________
                                                          At September 30,     At December 31,
                                                                1994                1993
          ____________________________________________________________________________________
          (In thousands)                                    (Unaudited)



          ASSETS

          CURRENT ASSETS
          Cash and cash equivalents                             $   42,419          $   57,462
          Receivables, net of allowance for doubtful
            accounts of $41,165 and $26,876                         68,635              58,182
          Inventories                                               26,233              30,374
          Deferred income taxes                                     18,898              26,756
          Prepaid expenses and other                                18,489              24,656
          ____________________________________________________________________________________
               Total current assets                                174,674             197,430
          Property and equipment, net of accumulated
            depreciation of $385,678 and $331,746                1,402,770           1,421,366
          Other assets, net                                         91,470              86,462
          ____________________________________________________________________________________
                                                                $1,668,914          $1,705,258
          ====================================================================================

          LIABILITIES AND STOCKHOLDERS' EQUITY

          CURRENT LIABILITIES
          Accounts payable                                      $   54,770          $   76,811
          Accrued expenses                                          90,370              82,922
          Current maturities of long-term debt                       4,596              31,617
          ____________________________________________________________________________________
               Total current liabilities                           149,736             191,350
          Long-term debt, net of current maturities                435,861             535,025
          Other liabilities, including deferred income taxes
            of $73,709 and $60,115                                  81,816              68,019
          ____________________________________________________________________________________
               Total liabilities                                   667,413             794,394
          ____________________________________________________________________________________

          COMMITMENTS AND CONTINGENCIES

          STOCKHOLDERS' EQUITY
          Common stock:  90,957 and 90,607 shares outstanding          940                 940
          Additional paid-in capital                               698,553             695,587
          Retained earnings                                        458,361             372,683
          Treasury stock, at cost:  26,617 and 26,967 shares      (156,353)           (158,346)
          ____________________________________________________________________________________
               Total stockholders' equity                        1,001,501             910,864
          ____________________________________________________________________________________
                                                                $1,668,914          $1,705,258
          ====================================================================================

          See notes to condensed consolidated financial statements.


       CONDENSED CONSOLIDATED                                                 Mirage Resorts, Incorporated
       STATEMENTS OF INCOME (UNAUDITED)
       ___________________________________________________________________________________________________

                                                               Three Months                Nine Months
                                                           ____________________    _______________________
       For the periods ended September 30                    1994        1993          1994         1993
       ___________________________________________________________________________________________________
       (In thousands, except per share amounts)



       GROSS REVENUES                                      $365,769    $252,424    $1,030,802     $744,332
       Less-promotional allowances                          (29,424)    (24,292)      (87,590)     (70,321)
       ___________________________________________________________________________________________________
                                                            336,345     228,132       943,212      674,011
       ___________________________________________________________________________________________________
       COSTS AND EXPENSES
          Casino-hotel operations                           185,760     129,626       542,108      393,449
          Provision for losses on receivables                 5,320       4,289        15,418       12,878
          Advertising                                         1,620       1,359         5,530        4,483
          General and administrative                         33,960      27,117       102,171       74,467
          Depreciation and amortization                      23,590      17,629        70,342       52,540
          Corporate expense                                  11,166       7,124        27,574       22,262
       ___________________________________________________________________________________________________
                                                            261,416     187,144       763,143      560,079
       ___________________________________________________________________________________________________
       OPERATING INCOME                                      74,929      40,988       180,069      113,932
       ___________________________________________________________________________________________________
       OTHER INCOME AND (EXPENSES)
          Interest and other income                           1,001         935         4,729       4,608
          Interest cost                                     (12,971)    (23,096)      (41,011)    (70,421)
          Interest capitalized                                1,988       8,570         5,809      21,152
          Other, net                                         (3,072)       (738)       (3,401)       (655)
       ___________________________________________________________________________________________________
                                                            (13,054)    (14,329)      (33,874)    (45,316)
       ___________________________________________________________________________________________________
       INCOME BEFORE INCOME TAXES AND EXTRA-
          ORDINARY ITEM                                      61,875      26,659       146,195      68,616
          Provision for income taxes                        (22,370)     (9,370)      (53,180)    (22,950)
       ___________________________________________________________________________________________________
       INCOME BEFORE EXTRAORDINARY ITEM                      39,505      17,289        93,015      45,666
          Extraordinary item-loss on early retirements
            of debt, net of applicable income tax benefit    (2,773)     (6,915)       (7,337)     (9,019)
       ___________________________________________________________________________________________________
       NET INCOME                                          $ 36,732    $ 10,374    $   85,678    $ 36,647
       ===================================================================================================
       INCOME PER SHARE OF COMMON STOCK
          Income before extraordinary item                    $0.42       $0.21         $0.98       $0.56
          Extraordinary item-loss on early retirements
            of debt, net of applicable income tax benefit     (0.03)      (0.08)        (0.08)      (0.11)
       ___________________________________________________________________________________________________
       NET INCOME PER SHARE OF COMMON STOCK                   $0.39       $0.13         $0.90       $0.45
       ===================================================================================================

       See notes to condensed consolidated financial statements.


      CONDENSED CONSOLIDATED                             Mirage Resorts, Incorporated
      STATEMENTS OF CASH FLOWS (UNAUDITED)
      _______________________________________________________________________________

      Nine months ended September 30                             1994           1993
      _______________________________________________________________________________
      (In thousands)



      CASH FLOWS FROM OPERATING ACTIVITIES
        Net income                                            $  85,678     $  36,647
        Adjustments to reconcile net income to net cash
          provided by operating activities
            Provision for losses on receivables                  15,418        12,878
            Depreciation and amortization of property
              and equipment                                      73,061        54,415
            Amortization of original issue discount and
              debt issue costs                                   10,196        10,298
            Other amortization                                    3,443         2,997
            Loss on early retirements of debt                    11,287        13,876
            Deferred income taxes                                21,452         6,578
            Changes in assets and liabilities
              Net increase in receivables and other
                current assets                                  (15,563)       (8,851)
              Net increase (decrease) in trade
                accounts payable  and accrued expenses          (12,730)       18,398
            Other, net                                             (192)         (688)
      _______________________________________________________________________________
             Net cash provided by operating activities          192,050       146,548
      _______________________________________________________________________________

      CASH FLOWS FROM INVESTING ACTIVITIES
        Capital expenditures                                    (58,203)     (380,951)
        Net decrease in non-current cash equivalents
          restricted for construction                                 -       157,196
        Joint venture and other equity investments              (22,660)            -
        Proceeds from sales of investments                       17,913             -
        Other, net                                               (2,080)        1,855
      _______________________________________________________________________________
             Net cash used for investing activities             (65,030)     (221,900)
      _______________________________________________________________________________

      CASH FLOWS FROM FINANCING ACTIVITIES
        Early retirements of debt                              (117,314)     (143,194)
        Net proceeds from issuance of senior subordinated notes       -        97,500
        Borrowings under bank credit facilities                 153,000       125,000
        Repayments of borrowings under bank credit facilities  (145,000)      (45,000)
        Other additions to (reductions in) debt, net            (30,486)        6,132
        Exercise of stock options, including related
          income tax benefit                                      4,290        15,721
        Other, net                                               (6,553)       (1,220)
      _______________________________________________________________________________
             Net cash provided by (used for) financing
               activities                                      (142,063)       54,939
      _______________________________________________________________________________

      CASH AND CASH EQUIVALENTS
        Decrease for the period                                 (15,043)      (20,413)
        Balance, beginning of period                             57,462       142,983
      _______________________________________________________________________________
        Balance, end of period                                $  42,419     $ 122,570
      ===============================================================================

      SUPPLEMENTAL CASH FLOW DISCLOSURES
        Interest paid, net of amounts capitalized             $  25,718     $  34,968
        Income taxes paid (refunded), net                        20,500        (8,580)
      _______________________________________________________________________________

      See notes to condensed consolidated financial statements.

          NOTES TO CONDENSED CONSOLIDATED      Mirage Resorts, Incorporated
          FINANCIAL STATEMENTS (UNAUDITED)
          _________________________________________________________________

          NOTE 1 - BASIS OF PRESENTATION

          Mirage Resorts, Incorporated (the "Company" or the "Registrant"), through wholly owned Nevada subsidiaries, owns and operates some of the most successful casino-based entertainment resorts in the world. These facilities include The Mirage and Treasure Island on the Las Vegas Strip, the Golden Nugget in downtown Las Vegas and the Golden Nugget-Laughlin in Laughlin, Nevada. In January 1993, the Company purchased the assets of the former Dunes Hotel, Casino and Country Club on the Las Vegas Strip and has announced plans for construction of extensive new hotel, casino and resort facilities on the approximately 164-acre site.

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

          Certain amounts  in  the 1993  condensed  consolidated  financial statements have  been  reclassified  to  conform  with  the  1994 presentation. These reclassifications had no effect on the Company's net income.

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

          NOTES TO CONDENSED CONSOLIDATED      Mirage Resorts, Incorporated
          FINANCIAL STATEMENTS (UNAUDITED)
          _________________________________________________________________


          EARLY RETIREMENTS OF DEBT. During the nine-month period ended September 30, 1994, the Company repurchased approximately $118.7 million aggregate principal amount of the 9 7/8% first mortgage notes associated with The Mirage and Treasure Island. The cost of the repurchases was provided by internal cash flows and borrowings under the bank credit facilities.

          In connection with these retirements and the write-off of the unamortized financing costs associated with the previous bank credit facility, during the nine-month period ended September 30, 1994, the Company recorded an extraordinary loss of $7.3 million, net of applicable income tax benefits of $4.0 million.

          During October and early November 1994, the Company repurchased an additional $55.4 million principal amount of the 9 7/8% notes and $15.0 million face amount ($10.3 million accreted value) of the zero coupon first mortgage notes also associated with The Mirage and Treasure Island. The retirements resulted in an extraordinary loss of $3.1 million, net of applicable income tax benefits of $1.6 million, which will be reflected in the Company's 1994 fourth quarter results. The cost of the repurchases was provided by borrowings under the New Facility and internal cash flows.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 1994 AND 1993

          RESULTS OF OPERATIONS

          Financial Highlights
                                                                                 % Increase
          Three months ended September 30                  1994         1993     (Decrease)
          _________________________________________________________________________________
          (Dollars in thousands, except per share amounts)


          Gross revenues                                 $365,769     $252,424       44.9%
          Promotional allowances                          (29,424)     (24,292)      21.1%
          ________________________________________________________________________________
          Net revenues                                    336,345      228,132       47.4%
          ________________________________________________________________________________
          Operating income                                 74,929       40,988       82.8%
          Income before extraordinary item                 39,505       17,289      128.5%
          Net income                                       36,732       10,374      254.1%
          ________________________________________________________________________________
          Income per share before extraordinary item        $0.42        $0.21      100.0%
          Net income per share                              $0.39        $0.13      200.0%
          Average common and dilutive common
            equivalent shares (in thousands)               94,448       82,049       15.1%
          ________________________________________________________________________________
          Operating margin*                                 22.3%        18.0%      4.3pts
          Company-wide table games win percentage           22.1%        19.7%      2.4pts
          Company-wide occupancy of standard guest rooms    98.9%        99.4%    (0.5)pts
          ________________________________________________________________________________
          *Operating income/net revenues.

          Excluding the first quarter of 1987, when the Company recorded an after-tax gain of approximately $131 million on the sale of its Atlantic City, New Jersey hotel-casino, net income during the 1994 third quarter set a new quarterly record for the Company. This record exceeded similar records set in both the first and second quarters of this year. The 1994 third quarter was also the Company's sixth consecutive quarter of year-to-year earnings growth before preopening expense and extraordinary items.

          Results at The Mirage were strong during the quarter. Gross revenues increased 9.1% and operating income reached record levels. Operating income exceeded the previous record by 22.9%, and increased 44.4% over the 1993 third quarter.

          Treasure Island, which opened on October 26, 1993, also set a new record, reporting gross revenues during the quarter of $94.1 million and operating income of $19.4 million. This reflects an increase of 5.4% and 40.2%, respectively, over the 1994 second quarter.

          The Golden Nugget in downtown Las Vegas had one of its best quarters in its 48-year history, despite competition from the new resorts on the Las Vegas Strip and the closing in mid-September of Fremont Street for construction of The Fremont Street Experience. Compared to the third quarter of 1993, the Golden Nugget's gross revenues increased 5.9% and its operating income increased 20.2%.

          The Golden Nugget-Laughlin performed reasonably well in its seasonally slowest quarter, amidst difficult market conditions. The Laughlin market appears to have been adversely affected by the new competition in Las Vegas and the capacity addition by a major Laughlin competitor. As a result, the Golden Nugget-Laughlin reported a 4.0% decline in gross revenues and a 14.5% decline in operating income versus the 1993 third quarter.

          The Company's 1994 third quarter results were assisted by a somewhat higher than historical table games win percentage. The Company-wide table games win percentage during the quarter was 22.1%, versus 19.7% in the 1993 third quarter and 19.3% for the full year 1993. Due to a somewhat different mix of business, Treasure Island, as expected, tends to have a lower table games win percentage than the Company's overall average. Excluding Treasure Island, the Company-wide table games win percentage was 23.3%, versus 19.7% in the prior-year quarter. By comparison, excluding Treasure Island, the Company-wide table games win percentage for the full year 1993 and 1992 was 19.4% and 19.5%, respectively.

          Table games activity was also up strongly during the quarter. The Company's overall table games drop, excluding Treasure Island, grew by 5.4% over the 1993 third quarter. Including Treasure Island, table games drop was up 29.4%. Slot revenues showed similar improvement during the quarter. Including and excluding Treasure Island, the Company's overall slot win increased by 41.5% and 4.6%, respectively, over the 1993 quarter.

          Gross non-casino revenues, including Treasure Island, grew by 47.4% over the 1993 third quarter and comprised 45.4% of the Company's overall gross revenues. Excluding Treasure Island, gross non-casino revenues declined by 1.9%. This decline reflects the absence of the revenues from Cirque du Soleil. This world-renowned performance troupe performed in a tent at The Mirage during 1993 and is now appearing in an all-new show, "Mystere," at Treasure Island. Excluding the revenues from Cirque du Soleil from the 1993 third quarter and Treasure Island from the 1994 quarter, gross non-casino revenues increased by 1.2%.

          The Company's standard guest rooms continued to operate at very near full occupancy during the quarter, notwithstanding a 55% increase in the Company's available standard guest rooms with the addition of Treasure Island.

          Management's ongoing efforts to improve the Company's balance sheet and reduce its overall cost of capital through early retirements and refinancing of higher cost debt contributed significantly to the improvement in net income. Interest cost, net of amounts capitalized, declined by $3.5 million, or 24.4%, from the 1993 period.

          The improvement in earnings per share was realized despite a 15.1% increase in the average number of common and dilutive common equivalent shares. This increase principally reflects the November 1993 public offering of 13,750,000 shares of common stock.

          The Mirage

          Three months ended September 30          1994       1993     % Increase
          _______________________________________________________________________
          (Dollars in thousands)


          Gross revenues                        $202,866    $185,913         9.1%
          Net revenues                           185,655     167,373        10.9%
          Operating income                        55,444      38,389        44.4%
          Operating margin                         29.9%       22.9%       7.0pts
          _______________________________________________________________________

          The substantial growth in The Mirage's operating results principally reflects a $17.7 million, or 28.7%, increase in table games revenues representing an improvement in drop and a higher than historical average win percentage. The Mirage's table games win percentage was 24.8%, versus 20.8% in the 1993 third quarter and 20.4% for the full year 1993. Slot revenues also increased by 6.7% despite the increase in competition since the 1993 quarter. Management attributes the improvement in part to the completion early in the 1994 second quarter of a program to install new upgraded slot machines at The Mirage.

          Due to the absence of the revenues from Cirque du Soleil, gross non-casino revenues were down slightly from the 1993 third quarter. The Mirage's standard guest rooms continued to operate at near full occupancy during the quarter-99.6% versus 99.9% in the 1993 period.

          The improvement in the operating margin primarily reflects lower payroll, advertising and depreciation costs and expenses, coupled with the improved table games win percentage.

          Treasure Island

          Three months ended September 30                              1994
          ___________________________________________________________________
          (Dollars in thousands)


          Gross revenues                                              $94,075
          Net revenues                                                 88,191
          Operating income                                             19,435
          Operating margin                                              22.0%
          ___________________________________________________________________

          As mentioned previously, Treasure Island achieved record-setting results in its third full quarter of operation. Casino revenues and gross non-casino revenues totaled $38.5 million and $55.6 million, respectively. Occupancy of its standard guest rooms was 99.0%.

          The improvement in operating results over those of the first  and
          second   quarters   principally   reflects  higher   revenues  in
          virtually all departments.

          Golden Nugget

          Three months ended September 30           1994      1993   % Increase
          _____________________________________________________________________
          (Dollars in thousands)


          Gross revenues                           $53,275  $50,302        5.9%
          Net revenues                              48,428   46,058        5.1%
          Operating income                          10,060    8,371       20.2%
          Operating margin                           20.8%    18.2%      2.6pts
          _____________________________________________________________________

          The growth in the Golden Nugget's operating results reflects increases in both casino and non-casino revenues. Slot revenues were up 7.1% over the 1993 third quarter, principally accounting for the increase in casino revenues. Most of the slot machines at the Golden Nugget were also upgraded during the 1994 second quarter, which management believes contributed to the improvement in revenues. Table games revenues were also up 5.8% reflecting an improvement in the win percentage.

          The increase in gross non-casino revenues is principally due to the additional revenues from the popular new production show "Country Fever" that opened on June 16 in the showroom at the Golden Nugget.

          As discussed previously, Fremont Street in downtown Las Vegas was closed in mid-September for construction of The Fremont Street Experience. This project is being developed by the Golden Nugget and a group of other downtown casinos in order to compete more effectively with the Strip hotel-casinos. The Fremont Street Experience will tie together the casinos along Fremont Street, creating a pedestrian mall environment. A computerized light show will feature a choreographed production of light and sound within the 4 1/2-acre space frame structure. The streetscape will include retailing kiosks and themed special events to bring tourists and local residents to the downtown area. The Fremont Street Experience will also include a 1,500-vehicle parking garage, which is much needed in downtown Las Vegas, and approximately 38,000 square feet of additional retail space. The project is scheduled to be completed in September 1995.

          Golden Nugget-Laughlin

          Three months ended September 30           1994       1993   % (Decrease)
          ________________________________________________________________________
          (Dollars in thousands)


          Gross revenues                           $15,553    $16,209       (4.0)%
          Net revenues                              14,071     14,701       (4.3)%
          Operating income                           1,156      1,352      (14.5)%
          Operating margin                            8.2%       9.2%     (1.0)pts
          ________________________________________________________________________

          The decline in the Golden Nugget-Laughlin's operating results is principally the result of a reduction in slot and table games revenues. Gross non-casino revenues were up slightly over the 1993 third quarter.

          As discussed previously, the Laughlin market has become very competitive in recent months. In addition to the new competition in Las Vegas and new casinos on Indian reservations in Arizona, a major competitor in Laughlin added substantially to the guest room base in October 1993. This additional capacity came in a period when there were no significant enhancements to the city's overall tourism experience. As a result, several Laughlin casinos have reported sharp declines in their operating results. Hotel room occupancy at the Golden Nugget-Laughlin, however, remained strong during the 1994 third quarter at 94.4%.

          Other Factors Affecting Earnings

          Corporate expense rose $4.0 million, or 56.7%, principally reflecting additional costs associated with the Company's continuing evaluation and pursuit of potential opportunities in new and emerging gaming jurisdictions.

          Due to significantly lower levels of debt and a lower average cost of borrowings, the Company's interest cost declined by $10.1 million, or 43.8%, compared with the 1993 third quarter. The Company's total debt (including current maturities) was $440.5 million at September 30, 1994- a 50.8% decline from the $895.7 million outstanding at September 30, 1993.

          The construction of Treasure Island was substantially completed in October 1993. As a result, a much smaller portion of the Company's interest cost is being capitalized in 1994 than in 1993. Nevertheless, interest cost, net of amounts capitalized, declined by 24.4%.

          The Company owns a 50% interest in an $8.0 million joint venture that was awarded an exclusive concession to operate a casino near Iguazu Falls, Argentina, one of South America's leading tourist attractions. The new facility, named "Casino Iguazu," opened on July 6, 1994. The "Other, net" caption in the 1994 third quarter includes a $1.6 million charge representing the Company's proportionate share of the preopening costs associated with the new facility.

          Also included in the "Other, net" caption in the 1994 period is a $1.4 million loss incurred in connection with the sale of certain non-operating assets.

          The Company's effective income tax rate, including the tax benefits associated with the extraordinary losses described below, increased to 36.2%, versus 35.0% in the prior-year period. This increase is due to decreases in the deductibility of certain expenses.

          In the third quarter of both years, some of the Company's more expensive debt was retired prior to its scheduled maturity. Although management believes that these early retirements were financially beneficial for the Company, the repurchase premiums paid and the write-off of unamortized debt issue costs resulted in extraordinary charges in both periods.

          COMPARISON OF OPERATING RESULTS FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1994 AND 1993

          RESULTS OF OPERATIONS

          Financial Highlights
                                                                                % Increase
          Nine months ended September 30                  1994         1993     (Decrease)
          ________________________________________________________________________________
          (Dollars in thousands, except per share amounts)


          Gross revenues                              $1,030,802    $744,332         38.5%
          Promotional allowances                         (87,590)    (70,321)        24.6%
          ________________________________________________________________________________
          Net revenues                                   943,212     674,011         39.9%
          ________________________________________________________________________________
          Operating income                               180,069     113,932         58.0%
          Income before extraordinary item                93,015      45,666        103.7%
          Net income                                      85,678      36,647        133.8%
          ________________________________________________________________________________
          Income per share before extraordinary item       $0.98       $0.56         75.0%
          Net income per share                             $0.90       $0.45        100.0%
          Average common and dilutive common
            equivalent shares (in thousands)              94,715      80,686         17.4%
          ________________________________________________________________________________
          Operating margin                                 19.1%       16.9%        2.2pts
          Company-wide table games win percentage          19.2%       19.3%      (0.1)pts
          Company-wide occupancy of standard guest rooms   98.7%       97.9%        0.8pts
          ________________________________________________________________________________

          Led by the success of Treasure Island, the Company's operating results improved substantially over the 1993 nine-month period. Treasure Island contributed gross revenues and operating income of $271.7 million and $47.9 million, respectively.

          The Mirage also made a significant contribution to the improvement in earnings. Its gross revenues and operating income were up $15.8 million and $22.0 million, respectively. Results at the Golden Nugget properties were nearly flat compared with the 1993 nine-month period.

          The Company-wide table games win percentage was down slightly from the prior-year period. As discussed previously, Treasure Island has been operating, as expected, at a somewhat lower win percentage than the Company's overall average. Excluding Treasure Island, the Company-wide table games win percentage was 19.9%, versus 19.3% in the 1993 nine-month period. Table games activity, excluding Treasure Island, was up 3.8% over the prior-year period.

          The Company's overall slot and gross non-casino revenues, excluding Treasure Island, were relatively unchanged compared with the 1993 period. As discussed earlier, Cirque du Soleil performed at The Mirage during 1993, and is now appearing in an all-new show at Treasure Island. Excluding the Cirque du Soleil revenues from the 1993 period and Treasure Island from the 1994 period, gross non-casino revenues were up 2.7%.

          Even with the additional room inventory, the Company's standard guest rooms remained nearly 100% occupied throughout the period. Company-wide occupancy of standard guest rooms was 98.7%, up from the 97.9% experienced during the 1993 period.

          Interest  cost,  net  of  amounts  capitalized,  declined   $14.1
          million, or 28.6%, reflecting the effect of management's ongoing efforts to reduce the Company's overall cost of capital.

          The Mirage

          Nine months ended September 30           1994         1993     % Increase
          _________________________________________________________________________
          (Dollars in thousands)


          Gross revenues                         $556,221     $540,454         2.9%
          Net revenues                            505,062      487,327         3.6%
          Operating income                        126,558      104,532        21.1%
          Operating margin                          25.1%        21.5%       3.6pts
          _________________________________________________________________________

          The substantial improvement in The Mirage's operating results reflects an $18.4 million, or 6.5%, increase in casino revenues. This increase is attributable to a 10.4% growth in table games revenues resulting principally from higher levels of activity.

          With the absence of the Cirque du Soleil revenues from the 1994 period, gross non-casino revenues declined $2.6 million, or 1.0%. Excluding the Cirque du Soleil revenues from the 1993 period, gross non-casino revenues grew by $7.3 million, or 3.0%, over the prior-year period. This improvement represents increases in virtually every category. Most notably, room revenues increased $4.3 million, or 4.7%, reflecting an increase in both occupancy and the average room rate. Occupancy of The Mirage's standard guest rooms was 98.8%, versus 98.4% in the 1993 nine-month period.

          Treasure Island

          Nine months ended September 30                               1994
          ___________________________________________________________________
          (Dollars in thousands)


          Gross revenues                                             $271,691
          Net revenues                                                253,636
          Operating income                                             47,928
          Operating margin                                              18.9%
          ___________________________________________________________________

          Treasure Island's gross revenues during the nine-month period consisted of casino and non-casino revenues of $112.9 million and $158.8 million, respectively. Occupancy of standard guest rooms was 99.3%.

          Golden Nugget

                                                                      % Increase
          Nine months ended September 30           1994       1993    (Decrease)
          _____________________________________________________________________
          (Dollars in thousands)


          Gross revenues                         $152,937   $154,093      (0.8)%
          Net revenues                            139,192    141,369      (1.5)%
          Operating income                         27,273     26,304        3.7%
          Operating margin                          19.6%      18.6%      1.0pts
          ______________________________________________________________________

          The Golden Nugget's overall operating results were relatively equal to those of the prior-year period. Casino revenues declined $2.2 million, or 2.3%, which was largely offset by a $1.0 million, or 1.8%, increase in gross non-casino revenues. Lower table games revenues caused by a decline in both activity and the win percentage accounted for substantially all of the decline in casino revenues. Slot revenues showed improvement over the 1993 period.

          The increase in gross non-casino revenues largely reflects the revenues from the new Country Fever show. Room revenues also showed a modest improvement during the period, reflecting an increase in occupancy. The Golden Nugget's standard guest rooms were 98.0% occupied during the 1994 period, compared with 97.6% in the prior-year period.

          Offsetting the decline in revenues, more stringent cost controls resulted in an improvement in the operating margin and a 3.7% increase in operating income.

          Golden Nugget-Laughlin

          Nine months ended September 30             1994      1993     % Increase
          ________________________________________________________________________
          (Dollars in thousands)


          Gross revenues                           $49,953    $49,785         0.3%
          Net revenues                              45,322     45,315         0.0%
          Operating income                           5,884      5,358         9.8%
          Operating margin                           13.0%      11.8%       1.2pts
          ________________________________________________________________________

          Similar to the Golden Nugget in Las Vegas, operating results at the Golden Nugget-Laughlin were substantially unchanged compared with the 1993 nine-month period.

          Occupancy of standard guest rooms was up over the prior-year period, 96.3% versus 94.8%. Nevertheless, due to the recent addition to the Laughlin room base discussed previously, guest room prices in the market have declined. As a result, room revenues were down slightly.

          The improvement in the Golden Nugget-Laughlin's operating margin principally reflects a decline in depreciation and amortization expense and payroll costs.

          Other Factors Affecting Earnings

          The factors discussed previously with respect to the three-month periods had a similar effect on corporate expense, interest cost, interest capitalized and other, net when comparing the nine-month periods.

          The Company recorded an extraordinary loss on early retirements of debt, net of applicable income tax benefits, of $7.3 million in the 1994 nine-month period, versus $9.0 million in the 1993 period.

          Also due to the factors discussed earlier in comparing the three-month periods, the Company's effective income tax rate, including the tax benefits associated with the extraordinary losses, increased to 36.5%, versus 33.1% in the prior-year period.

          CAPITAL RESOURCES AND LIQUIDITY

          Funds from Operations

          The Company's operations provided its principal source of funds during the 1994 period for capital expenditures, debt retirements, investments and other corporate requirements. The other major source was amounts available under the Company's new $525 million bank credit facility. The new bank facility has also provided the Company with the opportunity to carry lower working capital balances and still maintain adequate liquidity and financial flexibility.

          Net cash provided by operating activities was $192.1 million during the 1994 nine-month period, representing a $45.5 million, or 31.0%, increase over the prior-year period. This improvement principally reflects Treasure Island's significant contribution to the Company's operations.

          Capital Spending

          Capital spending during the 1994 nine-month period was considerably less than that of the 1993 period principally due to the substantial completion of Treasure Island in October 1993. The 1993 nine-month period also includes $70.0 million associated with the acquisition of the Dunes site.

          Capital expenditures of $58.2 million during the 1994 period primarily reflect the completion of certain projects at Treasure Island and amounts expended to upgrade the Company's slot machines. The balance principally consists of maintenance capital spending and amounts associated with the Dunes site. Management believes in maintaining the Company's facilities in first-class condition. Maintenance capital spending for its four properties is anticipated to aggregate $30 million per year.

          The Company plans to begin refurbishing most of the standard guest rooms at The Mirage in early 1995. The project will be undertaken in a manner designed to minimize the disruption to guests and employees and any adverse effect on the Company's operating results. The scope of the project is still uncertain, but it is expected to cost in excess of $25 million.

          Future Expansion

          The Company recently announced plans to build a new luxury casino-based entertainment resort on the north end of the Dunes site at the corner of Flamingo Road and the Strip. The new resort, to be named "Beau Rivage," will be approximately the same size as The Mirage, with approximately 3,000 guest rooms and a casino of 85,000 to 100,000 square feet.

          Construction of the project is currently expected to begin in mid-1995 and be completed by late 1997. Although the construction plans and budget are still preliminary and are subject to change, the total cost of the project is anticipated to be between $700 million and $900 million, exclusive of land costs.

          The Company has also signed a letter of intent with the principals of the Gold Strike, Nevada Landing and Railroad Pass hotel-casinos in Jean, Henderson and Boulder City, Nevada ("Gold Strike") to form a joint venture to develop a new themed hotel-casino resort on approximately 44 acres at the south end of the Dunes site near Tropicana Avenue. The resort will have more than 400 feet of frontage on the Strip and will feature approximately 3,000 guest rooms and an 80,000- to 100,000-square foot casino. The resort will be designed and marketed to appeal to the value-minded Las Vegas visitor.

          The Company and Gold Strike will each own 50% of the joint venture. Gold Strike will supervise the design and construction and will manage and operate the resort without fee.

          Construction of the project is expected to begin in early 1995 and be completed in mid-1996. Based on preliminary estimates, the total cost of the project is anticipated to be between $250 million and $300 million. This amount includes the estimated value of the land, which the Company will contribute for its equity interest in the venture.

          The Company and Gold Strike recently obtained a commitment from a group of commercial banks to provide a $175 million reducing revolving loan to the joint venture to fund a substantial portion of the construction costs. The bank loan, consummation of which is subject to certain conditions, will be collateralized by a first mortgage on the joint venture's assets and will be non-recourse to the Company. The balance of the construction costs will be provided primarily by an equity contribution from Gold Strike.

          The Company continues to evaluate and pursue potential opportunities in new and emerging gaming jurisdictions. As part of these efforts, earlier this year the Company had proposed projects with local joint venture partners in Miami Beach, Florida, Houston, Texas and Vancouver, British Columbia. Voters recently failed to approve a referendum which would have legalized casino gaming in Florida. Casino enabling legislation in Texas and British Columbia necessary to permit these projects to proceed has thus far not been enacted.

          There can be no assurance that management will determine to proceed with any new projects. Conversely, it is also possible that management will decide to undertake new projects, in addition to Beau Rivage and the Gold Strike joint venture, which could require significant financing.

          Financing and Liquidity

          During the 1994 nine-month period, the Company expended $147.8 million to further reduce its outstanding indebtedness. Such expenditures consisted principally of the March 15 maturity of the $27.0 million principal amount of floating rate first mortgage notes and the early retirement of $118.7 million principal amount of the 9 7/8% first mortgage notes ($7.3 million of which was funded in early October 1994).

          During October and early November 1994, the Company expended approximately $69.3 million to repurchase an additional $55.4 million principal amount of the 9 7/8% notes and $15.0 million face amount of the zero coupon first mortgage notes. The cost of the repurchases was provided by borrowings under the Company's bank credit facility and internal cash flows.

          At September 30, 1994, the Company had cash and cash equivalents of $42.4 million and net working capital of $24.9 million. After giving effect to borrowings for the October and early November debt repurchases discussed above, at November 11, 1994, the Company had $443.0 million available under the bank credit facility.

          Management believes that the Company's internally generated cash flow, existing cash reserves and amounts available under its bank credit facility will be sufficient to fund its projected capital expenditure needs and future debt obligations.

       PART II.  OTHER INFORMATION

       ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits.

            11 Mirage Resorts, Incorporated - Computation of Net Income Per Share of Common Stock for the three-month and nine-month periods ended September 30, 1994 and 1993.

            15 Letter from independent public accountants acknowledging awareness of the use of their report dated November 11, 1994 in the Registrant's registration statements.

            27   Financial Data Schedule.

       (b)  Reports on Form 8-K.

                 No reports on Form 8-K were filed during the three-month period ended September 30, 1994.

                                     SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          Mirage Resorts, Incorporated



          November 11, 1994               by:     DANIEL R. LEE
          _________________                       ________________________
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