Form 10-K405
MIRAGE RESORTS INC
filed 1995-03-31
CIK 42246

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                                ---------------

(MARK ONE)
   /X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                           EXCHANGE ACT OF 1934 [FEE REQUIRED]
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                     OR

   / /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                FOR THE TRANSITION PERIOD FROM            TO

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                    NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                     ON WHICH REGISTERED
---------------------------------------------   ------------------------------
  Common Stock ($.008 par value per share)         New York Stock Exchange
                                                    Pacific Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:
                                 Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: _X_

    The aggregate market value of the Registrant's Common Stock held by non-affiliates (all persons other than executive officers or directors) of the Registrant on March 1, 1995 (based on the closing price per share on the New York Stock Exchange on that date) was $1,892,404,006.

    The Registrant's Common Stock outstanding at March 1, 1995 was 91,100,283 shares.

    Portions of the Registrant's definitive Proxy Statement for its May 25, 1995 Annual Meeting of Stockholders (which has not been filed as of the date of this filing) are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Mirage Resorts, Incorporated (the "Registrant" or the "Company"), through wholly owned subsidiaries, owns and operates (i) The Mirage, a hotel-casino and destination resort on the Las Vegas Strip, (ii) Treasure Island at The Mirage ("Treasure Island"), a hotel-casino resort adjacent to The Mirage, (iii) the Golden Nugget, a hotel-casino in downtown Las Vegas and (iv) the Golden Nugget-Laughlin, a hotel-casino in Laughlin, Nevada. The Registrant, through a wholly owned subsidiary, owns the approximately 164-acre site of the former Dunes Hotel, Casino and Country Club (the "Dunes") on the Las Vegas Strip and has announced plans for construction of extensive new hotel, casino and resort facilities on the property. The Registrant was incorporated in Nevada in 1949.

THE MIRAGE

    The Registrant's wholly owned subsidiary, THE MIRAGE CASINO-HOTEL ("MCH"), owns and operates The Mirage, which opened in 1989. The Mirage shares with Treasure Island an approximately 116-acre site at the center of the Las Vegas Strip.

    The Mirage is a luxurious, tropically themed destination resort containing approximately 2.7 million square feet in a 29-story Y-shaped hotel tower and an expansive low-rise complex. The Mirage features a 95,500-square foot casino, 3,030 hotel rooms (including 265 suites), 14 villa and lanai suites, approximately 82,000 square feet of meeting, convention and banquet space, a parking garage with space for approximately 2,200 vehicles, a valet parking garage with space for approximately 1,830 vehicles shared with Treasure Island, surface parking for approximately 1,650 vehicles, a 1,500-seat showroom featuring top-name entertainment (showcasing the world-famous illusionists Siegfried & Roy), five international restaurants, a California-style pizza restaurant, a coffee shop, a buffet, four bars (two of which feature live entertainment), two snack/liquor bars, an ice cream parlor, a health spa and beauty salon, a swimming pool and cabana area, a white tiger display and extensive retail facilities. The exterior of the resort is landscaped with palm trees, abundant foliage and more than four acres of lagoons and other water features, centered around a 40-foot simulated volcano and waterfall. Each evening, the volcano erupts at 15-minute intervals, spectacularly illuminating the front of the resort. Inside the front entrance is an atrium with a tropical garden and additional water features capped by a 150-foot glass dome. The atrium has an advanced environmental control system and creative lighting and other special effects designed to replicate the sights, sounds and fragrances of the South Seas. Located at the rear of the hotel, adjacent to the swimming pool area, is a dolphin habitat with adjoining food, beverage and retail facilities.

    As of March 1, 1995, The Mirage's casino offered 119 table games (including blackjack, craps, roulette, baccarat, mini-baccarat, pai gow, pai gow poker, Caribbean stud poker and big six), keno, poker, a race and sports book and approximately 2,255 slot machines and other coin-operated devices.

TREASURE ISLAND

    The Registrant, through Treasure Island Corp. ("TI Corp."), a wholly owned subsidiary of MCH, owns and operates Treasure Island, a pirate-themed hotel-casino resort located on the same 116-acre site as The Mirage. Construction of Treasure Island commenced in March 1992, and the facility opened on October 26, 1993.

    Treasure Island features a 75,000-square foot casino, 2,900 hotel rooms (including 212 suites), a steak and seafood restaurant, a contemporary Continental restaurant, an Italian specialties grill, a coffee shop, a buffet, three snack bars, an ice cream parlor, five bars (two of which feature live entertainment), a 1,500-seat showroom featuring an all-new production, "Mystere," developed by the creators of the world-renowned Cirque du Soleil, and an 18,000-square foot amusement arcade. Treasure Island also offers extensive retail facilities, approximately 18,000 square feet of meeting and banquet space, two wedding chapels, a swimming pool with a 230-foot mountain water slide, a parking garage with space for approximately 2,400 vehicles and the valet parking garage shared with The Mirage. The facade of Treasure Island, fronting on the Las Vegas Strip, is an elaborate pirate village in which full-scale replicas of a pirate ship and a British frigate periodically engage in a pyrotechnic and special effects sea battle, culminating with the sinking of the frigate. Management believes that the pirate-themed features of Treasure Island and its proximity to The Mirage make it a "must see" attraction for Las Vegas visitors and local residents.

    As of March 1, 1995, Treasure Island's casino offered 79 table games (including blackjack, craps, roulette, baccarat, mini-baccarat, let it ride, pai gow, pai gow poker, Caribbean stud poker and big six), keno, poker, a race and sports book and approximately 2,240 slot machines and other coin-operated devices.

GOLDEN NUGGET

    The Registrant's wholly owned subsidiary, GNLV, CORP. ("GNLV"), owns and operates the Golden Nugget, a hotel-casino which, together with parking facilities, occupies approximately two and one-half square blocks in downtown Las Vegas. The Golden Nugget features a 38,000-square foot casino, 1,907 hotel rooms (including 102 suites), two international restaurants, a California-style pizza restaurant, a coffee shop, a buffet, a snack bar, three bars, an entertainment lounge, a ballroom/ showroom, approximately 23,000 square feet of meeting and banquet space, two gift and retail shops, two hotel lobbies with guest registration facilities, a swimming pool and lounge area, a health spa, a beauty salon and two parking garages with space for approximately 1,050 vehicles.

    As of March 1, 1995, the Golden Nugget's casino offered 69 table games (including blackjack, craps, roulette, baccarat, mini-baccarat, pai gow poker, Caribbean stud poker, red dog and big six), keno, a race and sports book and approximately 1,305 slot machines and other coin-operated devices.

GOLDEN NUGGET-LAUGHLIN

    The Registrant's wholly owned subsidiary, GNL, CORP. ("GNL"), owns and operates the Golden Nugget-Laughlin, a hotel-casino in Laughlin, Nevada. The hotel-casino is located on approximately 13 acres with approximately 600 feet of Colorado River frontage near the center of Laughlin's hotel-casino facilities. The Golden Nugget-Laughlin includes a two-story low-rise featuring a 32,000-square foot casino, three restaurants, three bars, an entertainment lounge, a deli and a gift and retail shop. The hotel is a four-story structure located adjacent to the low-rise containing 296 standard rooms and four suites. Other facilities at the Golden Nugget-Laughlin include a swimming pool, a parking garage with space for approximately 1,585 vehicles and approximately four and one-half acres of surface parking for recreational vehicles. The hotel and a 50% expansion of the casino were completed in December 1992. GNL also owns and operates a 78-room motel in Bullhead City, Arizona, across the Colorado River from Laughlin.

    As of March 1, 1995, the Golden Nugget-Laughlin's casino offered 20 table games (including blackjack, craps, roulette, let it ride, pai gow poker and Caribbean stud poker), approximately 1,215 slot machines and other coin-operated devices, keno and a race and sports book.

IGUAZU FALLS, ARGENTINA JOINT VENTURE

    The Registrant, through a wholly owned subsidiary, owns a 50% equity interest in Mirage Universal de Misiones S.A., an Argentine corporation ("MUMSA"). In February 1994, MUMSA was awarded a 15-year concession by the Province of Misiones, Argentina to develop, own and operate a casino near Iguazu Falls, Argentina, one of South America's leading tourist attractions. The Registrant's total investment in the venture of $4 million was contributed in January 1994.

    The new facility, named "Casino Iguazu," opened on July 6, 1994 and includes an approximately 12,000-square foot casino, a restaurant, two bars and parking for approximately 200 vehicles. As of March 1, 1995, the casino offered 26 table games (including blackjack, roulette, baccarat and oasis stud poker) and approximately 175 slot machines and other coin-operated devices.

FUTURE EXPANSION

    In January 1993, the Registrant, through a wholly owned subsidiary, purchased the approximately 164 acres on the Las Vegas Strip between Flamingo Road and Tropicana Avenue formerly occupied by the Dunes. The Registrant reopened the Dunes golf course to the public in February 1993 as "The Mirage Golf Club" and operated it as an 18-hole championship course until February 1995. Since that time, the Registrant has operated The Mirage Golf Club as a nine-hole course in order to accommodate construction of the Victoria Partners project discussed below. It intends to continue to operate the nine-hole course until the commencement of construction of Beau Rivage discussed below. Net profits from operation of The Mirage Golf Club are being recorded as a reduction in the carrying value of the Dunes site.

    The Registrant is planning to construct a major new luxury casino-based entertainment resort, to be named "Beau Rivage," on the northern portion of the Dunes property at the corner of Flamingo Road and the Strip. Beau Rivage is expected to be the most ambitious and complex facility that the Registrant has ever developed. Management is determined to infuse the project with extraordinary originality and creativity. Management is also determined to design the facility so that it can be constructed for less than $1 billion. The Registrant preliminarily intends to break ground on Beau Rivage in the second half of 1995, perhaps in the third quarter, and anticipates a construction schedule of approximately 30 months. The Registrant's design and planning of this complex project is anticipated to be completed within the next few months, when a more definitive budget and construction schedule should be available. The Registrant expects that the project will be financed by borrowings under its bank credit facility and internally generated funds.

    The Registrant, through a wholly owned subsidiary, owns a 50% equity interest in Victoria Partners, a joint venture partnership which is planning to construct a new themed hotel-casino resort on approximately 44 acres on the southern portion of the Dunes property near Tropicana Avenue. As presently planned, the resort will feature approximately 3,000 guest rooms and an 88,000-square foot casino. The resort will be designed and marketed to appeal to the value-minded Las Vegas visitor. The Registrant's partner in the venture is a partnership composed principally of the owners of the Gold Strike, Nevada Landing and Railroad Pass hotel-casinos in Jean and Henderson, Nevada, which have entered into an agreement to be acquired by Circus Circus Enterprises, Inc. The Registrant's partner will supervise the design and construction and will manage the resort without fee.

    Site development for the project has recently begun and the project is expected to be completed by the fall of 1996. Based on preliminary estimates, the total cost of the project is anticipated to be between $250 million and $275 million. This amount excludes the value of the land, which the Registrant is contributing as equity to Victoria Partners.

    Victoria Partners has obtained a $175 million reducing revolving credit facility from a group of commercial banks to fund a substantial portion of the construction costs. The credit facility is collateralized by a first mortgage on all existing and future assets of the partnership and is non-recourse to the Registrant. The balance of the project costs will be provided primarily by an equity contribution from the Registrant's partner and by an equity contribution from the Registrant of up to $20 million.

    As with any major construction effort, the Beau Rivage and Victoria Partners projects will involve many risks, including shortages of materials and labor, work stoppages, labor disputes, weather interference, unforeseen engineering, environmental or geological problems and unanticipated cost increases, any of which could give rise to delays or cost overruns. Construction, equipment or staffing problems or difficulties in obtaining any of the requisite licenses, permits, allocations and authorizations from regulatory authorities could increase the cost or delay the construction or opening of the facilities or otherwise affect their design and features. The anticipated project costs and construction schedules are based on preliminary budgets, conceptual design documents and estimates prepared by the Registrant's design, purchasing and construction management subsidiary and the Registrant's partner in Victoria Partners. However, the existing budgets and construction plans for the projects may be changed and the scope and cost of the projects may vary significantly from that which are currently anticipated. Accordingly, there can be no assurance that the projects will be completed within the time periods or budgets which are currently contemplated.

    The Registrant regularly evaluates and pursues potential expansion and acquisition opportunities in both the domestic and international markets. Such opportunities may include the ownership, management and operation of gaming and other entertainment facilities in states other than Nevada or outside of the United States, either alone or with joint venture partners. Development and operation of any gaming facility in a new jurisdiction is subject to numerous contingencies, several of which are outside of the Registrant's control and may include the enactment of appropriate gaming legislation, the issuance of requisite permits, licenses and approvals, the availability of appropriate financing and the satisfaction of other conditions. There can be no assurance that the Registrant will elect or be able to consummate any such acquisition or expansion opportunity.

    In January 1995, the Registrant, through a wholly owned subsidiary, entered into a limited partnership agreement with a joint venture partner with respect to the development, ownership and operation of a hotel-casino and entertainment complex in Bridgeport, Connecticut. In February 1995, the Registrant entered into a preliminary joint venture agreement with a partner in Detroit, Michigan with respect to the development, ownership and operation of a hotel-casino and entertainment complex in that city. In each case, development of the proposed projects is subject to the enactment of appropriate state casino enabling legislation and regulations and local ordinances, the receipt of state gaming licenses and extensive governmental approvals and other contingencies, including acquisition of project sites and the availability of suitable financing. Accordingly, there can be no assurance that the Registrant will determine or be able to proceed with either project.

    In January 1995, the Registrant filed an application with the New Jersey Casino Control Commission for requalification as a holding company of a New Jersey casino licensee. A wholly owned subsidiary of the Registrant was the developer and operator of the former Golden Nugget hotel-casino on the Atlantic City Boardwalk, which opened in December 1980 and was sold by the Registrant in March 1987. If the application is granted, a subsidiary of the Registrant could apply for a license as the owner and operator of a hotel-casino in Atlantic City. The Registrant has owned approximately 14 1/2 acres of unimproved land in the Marina area of Atlantic City for many years and has had recent discussions with the New Jersey gaming authorities and the City of Atlantic City with respect to the acquisition of additional property. Although it has filed the application, the Registrant is still in the process of evaluating the potential profitability of an investment in Atlantic City. Accordingly, there can be no assurance that such a project will ultimately be developed.

MARKETING

    Operations at the Registrant's hotel-casinos are conducted 24 hours a day, every day of the year. The Registrant does not consider its business to be highly seasonal.

    The Registrant's revenues and operating income depend primarily upon the level of gaming activity at its casinos, although the Registrant also seeks to maximize revenues from food and beverage, lodging, entertainment and retail operations. Therefore, the primary goal of the Registrant's marketing efforts is to attract gaming customers to its casinos.

    The principal segments of the Nevada gaming market are tour and travel, leisure travel, high-level wagerers and conventions (including small meetings and corporate incentive programs). The Registrant believes that The Mirage's hotel occupancy and gaming revenues can be maximized through a balanced marketing approach addressing each market segment. The Registrant's marketing strategy for Treasure Island and the Golden Nugget is aimed at attracting middle- to upper-middle-income wagerers, largely from the leisure travel and tour and travel segments. The Registrant believes that the success of its hotel-casinos is also affected by the level of walk-in customers and, accordingly, has designed its facilities to maximize their attraction to these patrons.

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

    The leisure travel segment is largely composed of individuals traveling to Las Vegas from the regional market, primarily Southern California and the Southwest, by automobile and, to a lesser extent, by airplane. This segment represents a significant portion of the customers for the Registrant's facilities. As with the tour and travel business, The Mirage aims to attract the upper-middle and higher-income strata of this segment, while the focus of Treasure Island and the Golden Nugget is on the middle- to upper-middle-income strata of the leisure travel segment.

    The Registrant markets to the high-level-wagerer segment primarily through direct sales, using its marketing offices located in a number of major domestic and foreign cities. Special entertainment and other events and programs, including golf privileges at Shadow Creek as discussed below, together with the provision of complimentary rooms, food and beverage and air transportation and the extension of gaming credit, are offered to attract high-level wagerers. The Registrant employs several marketing executives who have extensive customer relationships in certain areas of Asia, Latin America and Canada, as well as casino hosts from many of the countries to which international marketing efforts are directed.

    Convention business, like the tour and travel segment, is mid-week oriented, and is a major target for The Mirage, with its 82,000 square feet of meeting, convention and banquet space. The Mirage seeks those conventions whose participants have the best gaming profile. Treasure Island's and a portion of The Mirage's convention business is derived from small corporate meetings and corporate incentive programs (travel packages produced by independent "incentive houses" for companies desiring to motivate their employees and reward them for superior performance).

    As discussed under "Future Expansion," the Registrant operates The Mirage Golf Club at the Dunes site and plans to continue to do so until the commencement of construction of Beau Rivage. The Registrant makes reduced green fees and preferential tee times at The Mirage Golf Club available to guests of its hotels. Management believes that The Mirage Golf Club has been beneficial to the Registrant's marketing efforts.

    The Golden Nugget-Laughlin appeals primarily to patrons from the middle-income strata of the gaming populace. Many of the Golden Nugget-Laughlin's customers are older and retired individuals who are attracted by lodging, food and beverage and entertainment prices that are generally lower than those offered by the major Las Vegas hotel-casinos. The predominant portion of the Golden Nugget-Laughlin's casino revenues (87% in 1994) is derived from slot machine play.

    The Registrant, through a wholly owned subsidiary of MCH, owns approximately 305 acres of property located approximately 10 miles from The Mirage and Treasure Island and five miles from the Golden Nugget. The Registrant has developed an exclusive world-class golf course and related facilities known as "Shadow Creek" on approximately 80% of such property. In connection with its marketing activities, the Registrant makes the course and related facilities available for use, by invitation only, by high-level-wagerer patrons.

CREDIT

    Credit play represents a significant portion of the table games volume at The Mirage. The Registrant's other facilities do not emphasize credit play to the same extent as The Mirage, although credit is made available.

    The Registrant maintains strict controls over the issuance of credit and aggressively pursues collection of its customer receivables. These collection efforts parallel those procedures commonly followed by most large corporations, including the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies and civil litigation. Nevada gaming debts evidenced by credit instruments are enforceable under the laws of Nevada. All other states are required to enforce a judgment on a gaming debt entered in Nevada pursuant to the Full Faith and Credit Clause of the United States Constitution. Although gaming debts are not legally enforceable in some foreign countries, the United States assets of foreign debtors may be reached to satisfy a judgment entered in the United States.

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

COMPETITION

    The Mirage, Treasure Island and the Golden Nugget each competes with a number of other hotel-casinos in Las Vegas. Currently, there are approximately 26 major hotel-casinos located on or near the Las Vegas Strip, nine major hotel-casinos located in the downtown area and several major facilities located elsewhere in the Las Vegas area. During 1993 and 1994 (principally during the 1993 fourth quarter), Las Vegas hotel and motel room capacity increased by approximately 12,000 rooms, to a total of approximately 85,400 rooms. This increase includes the effect of the opening of Treasure Island and two other major Strip hotel-casinos in the 1993 fourth quarter.

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

    Management believes that Treasure Island primarily competes with other large hotel-casinos located on or near the Strip that offer amenities and marketing programs that appeal to the middle- to upper-middle-income strata of the gaming populace. Treasure Island competes on the basis of the entertainment and excitement offered by the facility, the desirability of its location (including its proximity to The Mirage), the affordability of its hotel rooms, the variety, quality and attractive pricing of its food and beverage outlets, its unique showroom and innovative amusement arcade, customer service and its marketing and promotional programs.

    Management believes that the Golden Nugget primarily competes with the large hotel-casinos located on or near the Strip, particularly those offering amenities and marketing programs that appeal primarily to the middle- and upper-middle-income strata of the gaming populace. The Golden Nugget competes for gaming customers primarily on the basis of the elegance, intimacy and excitement offered by the facility, the quality and relative value of its hotel rooms and restaurants, customer service and its marketing and promotional programs. In order to compete more effectively with the Strip hotel-casinos, a coalition of several major downtown Las Vegas hotel-casinos (including the Golden Nugget), in conjunction with the City of Las Vegas, is constructing the "Fremont Street Experience," a major tourist attraction in the downtown area. This public/private-sector development project will tie together the casinos on Fremont Street with a pedestrian mall topped with a "celestial vault." The Fremont Street Experience will also include retail facilities and a large parking garage, which is much needed in downtown Las Vegas. The project is scheduled to be completed in late 1995.

    The Golden Nugget-Laughlin competes with eight nearby hotel-casinos in Laughlin, as well as with hotel-casinos in Las Vegas, Jean and Stateline, Nevada and a growing number of casinos on Indian reservations in Laughlin's regional market. During 1993 and 1994, the number of available hotel rooms in Laughlin increased by approximately 1,800 rooms, to a total of approximately 11,100 rooms.

    The Registrant's facilities also compete for gaming customers with hotel-casino operations located in other areas of Nevada, Atlantic City and other parts of the world. They also compete for vacationers with non-gaming tourist destinations such as Hawaii and Florida. The Registrant's hotel-casinos compete to a lesser extent with state-sponsored lotteries, off-track wagering, card parlors, riverboat and Indian gaming ventures and other forms of legalized gaming in the United States, as well as with gaming on cruise ships. Certain states have recently legalized, and several other states are currently considering legalizing, casino gaming. Management does not believe that such legalization of casino gaming in those jurisdictions will have a material adverse impact on the Registrant's operations. However, management believes that the legalization of large-scale land-based casino gaming in or near certain major metropolitan areas, particularly in California, could have a material adverse effect on the Las Vegas market.

EMPLOYEES AND LABOR RELATIONS

    As of March 1, 1995, the Registrant and its subsidiaries had approximately 14,500 full-time and 2,300 part-time employees. At that date, the Registrant had collective bargaining contracts with unions covering approximately 7,100 of its Las Vegas employees, which expire in May 1997. Although unions have been active in Las Vegas, management considers its employee relations to be excellent.

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

    The Registrant's direct and indirect subsidiaries that conduct gaming operations are required to be licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. MCH is registered as an intermediary company and has been found suitable to own the stock of TI Corp. MCH has also been licensed to conduct nonrestricted gaming operations at The Mirage. TI Corp. has been licensed to conduct nonrestricted gaming operations at Treasure Island. GNLV has been registered as an intermediary company and has been found suitable to own the stock of Golden Nugget Manufacturing Corp. ("GNMC"), its inactive subsidiary which is licensed as a manufacturer and distributor of gaming devices. GNLV has also been licensed to conduct nonrestricted gaming operations at the Golden Nugget. GNL has been licensed to conduct nonrestricted gaming operations at the Golden Nugget-Laughlin. Beau Rivage, the Registrant's subsidiary which owns the Dunes site, has been licensed to conduct restricted gaming operations (i.e., 15 or fewer slot machines) at The Mirage Golf Club. The Registrant is registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and has been found suitable to own the stock of MCH, GNLV, GNL and Beau Rivage, each of which, together with TI Corp. and GNMC, is a corporate licensee (individually, a "Gaming Subsidiary" and collectively, the "Gaming Subsidiaries") under the Nevada Act.

    As a Registered Corporation, the Registrant is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, the Gaming Subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Registrant and the Gaming Subsidiaries have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses required in order to engage in gaming activities in Nevada. The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Registrant or the Gaming Subsidiaries in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the Gaming Subsidiaries must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Registrant who are actively and directly involved in gaming activities of the Gaming Subsidiaries may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities, and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

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

    Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable who holds, directly or indirectly, any beneficial ownership of the common stock beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Registrant is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Registrant or the Gaming Subsidiaries, the Registrant (i) pays such person any dividend or interest upon voting securities of the Registrant, (ii) allows such person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to such person for services rendered or otherwise or
(iv) fails to pursue all lawful efforts to require such person to relinquish his voting securities including, if necessary, the immediate purchase of the voting securities for cash at fair market value. Additionally, the Clark County Board has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming licensee.

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

    The Registrant may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada or to retire or extend obligations incurred for such purposes. In May 1994, the Nevada Commission granted the Registrant prior approval to make public offerings for a period of one year, subject to certain conditions (the "Shelf Approval"). However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Shelf Approval also applies to any affiliated company wholly owned by the Registrant (an "Affiliate") which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval also includes approval for the Gaming Subsidiaries to guarantee any security issued by, or to hypothecate their assets to secure the payment or performance of any obligations issued by, the Registrant or an Affiliate in a public offering under the Shelf Approval. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful. The Registrant has filed an application for a renewal of the Shelf Approval, which it anticipates will be considered by the Nevada Board and the Nevada Commission in May 1995.

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

ITEM 2.  PROPERTIES

    The Mirage and Treasure Island share an approximately 116-acre site owned by the Registrant on the Las Vegas Strip. At March 1, 1995, both The Mirage and Treasure Island were subject to aggregate encumbrances approximating $221.6 million, including amounts based upon the accreted value of zero coupon first mortgage notes. Such amount also includes the approximately $126.0 million principal amount of 9 7/8% first mortgage notes which were called for redemption on March 13, 1995 and will be redeemed on April 12, 1995.

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

    The Dunes site comprises approximately 164 acres owned by the Registrant on the Las Vegas Strip. The Dunes site is subject to a blanket encumbrance collateralizing the Registrant's $525 million bank credit facility. At March 1, 1995, there were no borrowings outstanding under the facility.

    The Registrant owns  approximately 305  acres of  land in  North Las  Vegas.
Shadow Creek occupies approximately 80% of such property. Shadow Creek is subject to the blanket encumbrance collateralizing the Registrant's bank credit facility.

    The Registrant also owns or leases various improved and unimproved property, and holds options to purchase or lease property, in Las Vegas, Atlantic City and other locations in the United States and certain foreign countries.

ITEM 3.  LEGAL PROCEEDINGS

    On April 26, 1994, a purported class action lawsuit was filed in the United States District Court for the Middle District of Florida against 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Registrant and most of the other major hotel-casino companies. On May 10, 1994, a purported class action lawsuit alleging substantially identical claims was filed by another plaintiff in the same court against 48 defendants, including the Registrant. The two lawsuits have been consolidated into a single action and transferred to the United States District Court for the District of Nevada. The consolidated case alleges that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce persons to play video poker and electronic slot machines by collectively misrepresenting how the gaming machines operate, as well as the extent to which there is an opportunity to win. The case alleges violations of the Racketeer Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seeks unspecified compensatory and punitive damages. The Registrant and other defendants have moved to dismiss the complaint for failure to state a claim. No hearing has been set on this motion. Management believes that the claims are without merit and intends to defend the case vigorously.

    The Registrant (including its subsidiaries) is also a defendant in various other lawsuits, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such pending litigation, in the aggregate, will have a material adverse effect on the Registrant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of 1994.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Registrant's common stock is traded on the New York and Pacific Stock Exchanges under the symbol MIR. The following table sets forth, for the calendar quarters indicated, the high and low sale prices of the common stock on the New York Stock Exchange.

                                                                          1994                  1993
                                                                  --------------------  --------------------
                                                                    HIGH        LOW       HIGH        LOW
                                                                  ---------  ---------  ---------  ---------
First quarter...................................................         27     19 3/8     17 3/8     13 1/8
Second quarter..................................................     21 3/4     16 3/4         19     13 1/4
Third quarter...................................................     22 5/8     17 1/2     23 7/8     16 1/8
Fourth quarter..................................................     23 1/2     18 1/8         25     20 3/8

    The Registrant paid no dividends in 1994 or 1993. There were approximately 12,500 record holders of the Registrant's common stock as of March 15, 1995.

    The Registrant's bank credit agreement contains a covenant restricting the ability of the Registrant to pay cash dividends on or repurchase shares of its common stock. At March 15, 1995, pursuant to such covenant, the Registrant was permitted to expend a total of $75 million. Refer to Exhibit 10(rr) to this Form 10-K, and Note 5 of Notes to Consolidated Financial Statements referred to in
Item 14(a)(1) of this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                        YEAR ENDED DECEMBER 31
                                                      ----------------------------------------------------------
                                                         1994      1993 (A)      1992        1991        1990
                                                      ----------  ----------  ----------  ----------  ----------
                                                               (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
OPERATING RESULTS
  Gross revenues....................................  $  1,370.9  $  1,053.4  $    920.6  $    901.6  $    991.5
  Promotional allowances............................      (116.7)     (100.1)      (87.6)      (78.7)      (82.5)
  Net revenues......................................     1,254.2       953.3       833.0       822.9       909.0
  Operating income..................................       237.8       131.7       125.8       163.5       151.6
  Income before extraordinary item and cumulative
   effect of change in accounting principle (b).....       124.7        48.1        36.9        44.5        28.7
  Net income........................................       114.3        29.2        28.4        46.8        29.7
  Income per share before extraordinary item and
   cumulative effect of change in accounting
   principle (b)....................................  $     1.32  $      .58  $      .53  $      .80  $      .61
  Net income per share..............................  $     1.21  $      .35  $      .41  $      .84  $      .63
  Pro forma amounts assuming new method of
   accounting for preopening costs is applied
   retroactively (c)
    Operating income................................                                                  $    141.7
    Net income......................................                                                        23.2
    Net income per share............................                                                  $      .49

OTHER DATA
  Interest expense, net.............................  $     39.1  $     58.2  $     84.9  $     95.0  $    110.6
  Cash provided by operating activities.............       286.8       180.8        84.6       155.0       111.7
  Capital expenditures..............................        69.1       432.4       220.8        66.1       128.5

YEAR-END STATUS
  Total assets......................................  $  1,641.4  $  1,705.3  $  1,594.9  $  1,327.0  $  1,327.0
  Long-term debt....................................       359.6       535.0       831.2       797.8     1,008.8
  Stockholders' equity (d)..........................     1,030.9       910.9       553.6       300.6       122.1
  Shares outstanding................................        91.0        90.6        74.6        54.9        41.7

------------------------
(a)  Treasure Island opened on October 26, 1993.

(b) Before extraordinary gains and losses on early retirements of debt and a one-time credit of $3.6 million in 1992 for the cumulative effect of a change in method of accounting for income taxes.

(c) Effective January 1, 1992, the Company changed its method of accounting for preopening costs associated with developing and opening new hotel-casinos. As a result of this change, preopening costs, which were previously charged to expense as incurred, are now capitalized and charged to expense over a 60-day period following the commencement of operations. The pro forma amounts shown above for 1990 have been adjusted to give effect to retroactive application of this new accounting method, including related income taxes, on the preopening costs incurred in connection with the development of The Mirage, which opened on November 22, 1989.

(d) The Company paid no dividends during the five-year period ended December 31, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The significant improvement in the Company's operating results principally reflects the October 26, 1993 opening of Treasure Island.

    During 1994, its first full year of operations, Treasure Island contributed net revenues and operating income of $343.0 million and $69.7 million, respectively. The components of Treasure Island's net revenues in 1994 include casino revenues of $152.5 million and non-casino revenues of $190.5 million.

    The combined net revenues and operating income of The Mirage and the Company's two Golden Nugget properties increased 2% and 11%, respectively, during 1994. Combined casino revenues of the three properties increased $19.4 million, or 3%, primarily resulting from a 5% improvement in table games activity at The Mirage. Combined slot revenue of the three properties was up $9.2 million, or 4%. Management attributes the improvement in part to the completion in mid-1994 of a program to install new upgraded slot machines at the three facilities.

    Cirque du Soleil, the world-renowned performance troupe, performed in a temporary tent facility at The Mirage from November 1992 through November 1993. In December 1993, Cirque du Soleil began appearing in an all-new show,
"Mystere," at Treasure Island. Additionally, Siegfried & Roy completed approximately 16% fewer performances at The Mirage during 1994 due to knee surgery required by one of the principal performers. Nevertheless, net non-casino revenues, excluding Treasure Island, were relatively unchanged in 1994.

    Despite a 55% increase in the Company's available standard guest rooms with the addition of Treasure Island, Company-wide occupancy of standard guest rooms (including occupancy on a complimentary basis) was 98% in 1994, versus approximately 97% in 1993 and 95% in 1992.

    During its 66 days of operations in 1993, Treasure Island contributed net revenues of $59.0 million and operating income, before preopening and related promotional expense, of $8.5 million. The components of Treasure Island's net revenues during this partial 1993 period include casino revenues of $30.6 million and non-casino revenues of $28.4 million.

    During 1993, the combined net revenues and operating income of The Mirage and the two Golden Nugget properties increased 7% and 21%, respectively. Combined casino and net non-casino revenues of the three properties increased 4% and 13%, respectively, during 1993.

    Table games revenues at The Mirage increased 9% in 1993, rebounding from a sharp decline experienced during 1992, when the world-wide recession and other factors, particularly in Japan, contributed to a significant reduction in gaming activity. Net non-casino revenues at The Mirage were assisted by an improvement in both hotel occupancy and the average room rate, as well as by the additional revenues from Cirque du Soleil, as discussed above.

    Operations at the two Golden Nugget properties in 1993 benefited from enhancement and expansion projects completed during 1992. At the Golden Nugget-Laughlin, virtually all of the public areas were refurbished, the size of the casino was increased from 22,000 to 32,000 square feet and the facility's first 300 guest rooms were opened. At the Golden Nugget in Las Vegas, the Company completed the refurbishment of most of the facility's standard guest rooms in mid-1992.

OTHER FACTORS AFFECTING EARNINGS

    Corporate expense increased 19% in both 1993 and 1994. Such increases were primarily due to the Company's evaluation and pursuit of opportunities in new gaming jurisdictions. Each jurisdiction has unique demographic, regulatory, political and tax characteristics pertinent to any significant investment. Frequently, extensive evaluation and submittals are necessary to determine if there is a potential profit opportunity. Proposals have been made in several jurisdictions, some of which remain outstanding. The Company also evaluated and continues to evaluate other potential jurisdictions that have not yet warranted or required specific proposals. Although management believes that these efforts have the potential to produce significant future income, the Company's policy is to expense as incurred all costs (except for land acquisition costs) associated with such ventures until the likelihood of construction is relatively certain. New jurisdiction expenses in 1994 totaled approximately $13.0 million, versus approximately $9.6 million in 1993 and $6.5 million in 1992.

    In December 1994, management finalized plans to materially enhance the 2,765 standard guest rooms and 61 of the 279 suites at The Mirage. The room enhancement program, which commenced in late February 1995, is expected to cost approximately $55 million and be completed by mid-August 1995. The program will result in approximately 9% fewer available room-nights at The Mirage in 1995 than in 1994, which will impact the Company's 1995 results of operations. In connection with the room enhancement program, the Company recorded an $11.0 million abandonment loss in December 1994, representing the estimated book value of the furniture and fixtures that are being replaced, net of depreciation charges through the date they are expected to be removed from service and net of estimated salvage value.

    Interest expense declined by 36% from 1992 to 1993, and further declined by 30% in 1994. Such declines reflect a combination of lower outstanding borrowings, lower interest rates and variations in the amount of interest capitalized, as discussed under "Liquidity and Capital Resources."

    The Company's effective tax rate on income before extraordinary losses rose from 19.0% in 1992 to 33.5% in 1993 and 36.4% in 1994. The 1992 tax provision included a $7.0 million reduction relating to the completion by the Internal Revenue Service of its examination of the Company's tax returns for the years 1985 through 1990. Without such reduction, the effective rate for 1992 would have been 34.3%.

    The Company had an average of 94.7 million common and dilutive common equivalent shares outstanding during 1994, versus 83.4 million in 1993 and 69.9 million in 1992. These increases are primarily due to the issuance in underwritten public offerings of 13.75 million shares at $22.80 per share in November 1993 and 12.5 million shares at $14.20 per share in April 1992, as well as shares issued in connection with the Company's stock option programs.

REGULATION AND TAXES

    The Company is subject to extensive regulation by the Nevada gaming authorities and will be subject to regulation, which may or may not be similar to that in Nevada, by the appropriate authorities in any other jurisdiction in which it may conduct gaming activities in the future. Changes in applicable laws or regulations could have an adverse effect on the Company's operations.

    The gaming industry represents a significant source of tax revenues, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. Recent proposals have included a federal gaming tax and increases in state or local gaming taxes. They have also included limitations on the federal income tax deductibility of the costs of providing meals to employees and of the costs of furnishing complimentary promotional items to customers, as well as various measures which would require withholding on amounts won by customers or on negotiated discounts provided to customers on amounts owed to the Company.

    Management believes that the Company's recorded tax balances are adequate. However, it is not possible to determine with certainty the likelihood of possible changes in tax law or in the administration of such law. Such changes, if adopted, could have a material adverse effect on the Company's operating results.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity is excellent. At December 31, 1994, the Company had $505.0 million available under its $525 million revolving bank credit facility, in addition to $47.1 million in cash and cash equivalents. The Company expects to amend the bank credit facility in April 1995 to increase the total availability to $1 billion. Principal maturities of debt are relatively minor through 1997.

    Management believes in maintaining the Company's facilities in first-class condition. Annual maintenance capital spending for its four operating properties is anticipated to approximate $30 million.

    During 1992 and 1993, the Company's capital expenditures totaled $220.8 million and $432.4 million, respectively. Of these amounts, approximately $139.6 million in 1992 and $307.4 million in 1993 related to the construction of Treasure Island, while $70.0 million in 1993 related to the purchase of the Dunes. In 1994, total capital expenditures were $69.1 million, including approximately $13.1 million related to Treasure Island and $7.8 million of capitalized interest related principally to the Dunes site. The Company also spent approximately $16.6 million on new slot machines for its other three properties.

    The Company's level of capital spending will accelerate in 1995. As noted, the Company plans to spend approximately $55 million to significantly upgrade the quality of the guest rooms at The Mirage. The Company also preliminarily expects to break ground on Beau Rivage during 1995. The total construction cost of this project is currently expected to be less than $1 billion. As is typical of major construction projects, expenditures for Beau Rivage should be disproportionately small early in the construction period.

    During 1994, the Company was designing Beau Rivage and evaluating other expansion opportunities, and did not have any major new facilities under construction. As discussed above, capital spending was lower than in recent years, when Treasure Island was under construction, and lower than it is likely to be in future years, when Beau Rivage will be under construction. Accordingly, management chose to repay outstanding debt in 1994, thereby achieving a significant reduction in interest cost, while relying on the Company's internally generated cash flows and its available credit line to finance future growth, including Beau Rivage.

    The Company's most expensive outstanding debt is the zero coupon first mortgage notes due 1998, which are the only remaining notes issued as part of the original construction financing for The Mirage. These notes accrete at 11% per annum and are not redeemable prior to maturity. During 1994, the Company repurchased the $10.3 million accreted amount held by one of the only two holders of the notes. The Company acquired the notes at a premium over accreted value, but at a price that results in a favorable return for the Company.

    The Company's next most expensive outstanding debt is the 9 7/8% first mortgage notes due 2000, in the original principal amount of $300 million, that were issued to fund a portion of the construction cost of Treasure Island. During 1994, the Company repurchased $174.0 million principal amount of these notes in the open market, paying more than the principal amount but less than the initial April 1, 1995 redemption price. The remaining $126.0 million principal amount of the notes were called for redemption on March 13, 1995 and will be redeemed on April 12, 1995 at the stated redemption price of 106.5% of the principal amount.

    The Company undertook similar repurchases and redemptions of $356.3 million principal amount of its debt in 1993 and $327.3 million in 1992.

    Management believes that it was financially advantageous for the Company to retire this outstanding debt prior to its scheduled maturity, even though the Company was required to pay premiums in order to do so. Such premiums, as well as the unamortized portion of the cost of issuing such debt, resulted in extraordinary charges in all three years.

    As a result of these debt retirements, the Company's interest cost has declined significantly. In 1992, the Company's interest cost was over $100 million. In 1994, it was $52.0 million -- nearly a 50% decline in two years. The Company's total debt was 36% lower at the beginning of 1995 than at the beginning of 1994, and management expects interest cost to decline again in 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements and Notes to Consolidated Financial Statements of Mirage Resorts, Incorporated and Subsidiaries, referred to in Item 14(a)(1) of this Form 10-K, are included at pages 23 to 40.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    There is incorporated by reference the information appearing in the section entitled "Directors and Executive Officers" in the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 11.  EXECUTIVE COMPENSATION

    There is incorporated by reference the information appearing in the section entitled "Executive Compensation" in the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    There is incorporated by reference the information appearing in the section entitled "Stock Ownership of Major Stockholders and Management" in the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    There is incorporated by reference the information appearing in the sections entitled "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)(1).   FINANCIAL STATEMENTS.

             Included in Part II of this Report:

               Reports of Independent Public Accountants

               Consolidated Balance Sheets -- December 31, 1994 and 1993

               Years ended December 31, 1994, 1993 and 1992

                 Consolidated Statements of Income

                 Consolidated Statements of Stockholders' Equity

                 Consolidated Statements of Cash Flows

               Notes to Consolidated Financial Statements

   (a)(2).   FINANCIAL STATEMENT SCHEDULES.

             Included in Part IV of this Report:

               For the years ended December 31, 1994, 1993 and 1992

                 Schedule II -- Valuation and Qualifying Accounts

    Schedules other than that listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

    (a)(3).  EXHIBITS.

 3(i)(a) Restated Articles of Incorporation of Registrant. Incorporated by reference to Exhibit 3(i) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1993.
 3(i)(b) Amended and Restated Certificate of Division of Shares into Smaller Denominations Pursuant to N.R.S. Section 78.207 of Registrant.
          Incorporated by reference to Exhibit 2.2 to Amendment No. 3 to Registrant's Registration Statement on Form 8-A dated October 19, 1993.
 3(ii) Amended and Restated Bylaws of Registrant. Incorporated by reference to Exhibit 99 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994.
 4(a) Indenture, dated as of March 15, 1988, with respect to GNS FINANCE CORP.'s ("Finance") Zero Coupon First Mortgage Notes Due March 15, 1998, together with exhibits (the "Zero Coupon Notes Indenture"). Incorporated by reference to Exhibit 4(c) to the Registration Statement filed by Finance and MCH on Form S-1 under the Securities Act of 1933 (No. 33-22369) (the "MCH Form S-1").
 4(b) First Supplemental Indenture, dated as of August 1, 1988, to the Zero Coupon Notes Indenture. Incorporated by reference to Exhibit 4(f) to Amendment No. 1 to the MCH Form S-1.
 4(c) Second Supplemental Indenture, dated as of January 15, 1990, to the Zero Coupon Notes Indenture. Incorporated by reference to Exhibit 4(q) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (the "1989 Form 10-K").
 4(d) Third Supplemental Indenture, dated as of October 15, 1990, to the Zero Coupon Notes Indenture. Incorporated by reference to Exhibit 4(r) to Amendment No. 1 to the Annual Report on Form 10-K of Finance for the fiscal year ended December 31, 1990.

 4(e) Indenture, dated as of March 15, 1992, with respect to Treasure Island Finance Corp.'s 9 7/8% First Mortgage Notes Due October 1, 2000, together with exhibits. Incorporated by reference to Exhibit 4(u) to the Annual Report on Form 10-K of Finance for the fiscal year ended December 31, 1991 (the "Finance 1991 Form 10-K").
 4(f) Fourth Supplemental Indenture, dated as of June 15, 1992, to the Zero Coupon Notes Indenture. Incorporated by reference to Exhibit 19.4 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1992.
 4(g) Indenture, dated as of March 31, 1993, with respect to Finance's 9 1/4% Senior Subordinated Notes Due March 15, 2003, together with exhibits. Incorporated by reference to Exhibit 4 to Registrant's Current Report on Form 8-K dated March 31, 1993.
10(a)* Forms of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit 10(b) to the 1989 Form 10-K.
10(b) Management Agreement, dated as of January 1, 1988, between Registrant and MCH. Incorporated by reference to Exhibit 10(i) to the MCH Form S-1.
10(c) Tax Allocation Agreement, dated as of January 1, 1988, between Registrant and MCH. Incorporated by reference to Exhibit 10(h) to the MCH Form S-1.
10(d) Tax Allocation Agreement, dated as of March 9, 1988, between Registrant and Finance. Incorporated by reference to Exhibit 10(g) to the MCH Form S-1.
10(e)* 1983 Stock Option and Stock Appreciation Rights Plan, as amended. Incorporated by reference to Exhibit 4.3 to the Registration Statement filed by Registrant on Form S-8 under the Securities Act of 1933 (No. 33-16037) (the "Form S-8").
10(f)* 1984 Stock Option and Stock Appreciation Rights Plan, as amended. Incorporated by reference to Exhibit 4.2 to the Form S-8.
10(g) Management Agreement, dated as of January 1, 1985, between Registrant and GNLV. Incorporated by reference to Exhibit 10(g) to Amendment No. 2 to the Registration Statement filed by GNLV FINANCE CORP. ("GNLV Finance") and GNLV on Form S-1 under the Securities Act of 1933 (No. 33-5694) (the "GNLV Form S-1").
10(h) Tax Allocation Agreement, dated as of January 1, 1985, between Registrant and GNLV. Incorporated by reference to Exhibit 10(h) to the GNLV Form S-1.
10(i) Tax Allocation Agreement, dated as of May 13, 1986, between Registrant and GNLV Finance. Incorporated by reference to Exhibit 10(f) to Amendment No. 2 to the GNLV Form S-1.
10(j)* 1986 Stock Option and Stock Appreciation Rights Plan, as amended. Incorporated by reference to Exhibit 4.1 to the Form S-8.
10(k)* 1992 Stock Option and Stock Appreciation Rights Plan. Incorporated by reference to Exhibit 10(n) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (the "1991 Form 10-K").
10(l)* 1993 Stock Option and Stock Appreciation Rights Plan. Incorporated by reference to Exhibit 10(m) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (the "1992 Form 10-K").
10(m)* Executive Retirement Plan Agreement, dated as of December 1, 1986, between Registrant and Kenneth R. Wynn. Incorporated by reference to
          Exhibit 10(hh) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (the "1986 Form 10-K").
10(n)* Executive Retirement Plan Agreement, dated as of December 1, 1986, between Registrant and James E. Pettis. Incorporated by reference to
          Exhibit 10(mm) to the 1986 Form 10-K.
10(o)* 1992 Non-Employee Director Stock Option Plan. Incorporated by reference to Exhibit 10(t) to the 1991 Form 10-K.

10(p) Management Agreement, dated as of January 1, 1992, between Registrant and TI Corp. Incorporated by reference to Exhibit 10(oo) to Amendment No. 2 to the Registration Statement filed by Treasure Island Finance Corp., TI Corp. and MCH on Form S-1 under the Securities Act of 1933 (No. 33-45415) (the "TI Corp. Form S-1").
10(q) Deed of Trust, Assignment of Rents and Security Agreement, dated as of March 23, 1988, from MCH in favor of First Interstate Bank of Nevada, N.A. ("FIBN"), as trustee. Incorporated by reference to Exhibit 10(xx) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.
10(r) Tax Allocation Agreement, dated as of January 1, 1992, between Registrant and Treasure Island Finance Corp. Incorporated by reference to Exhibit 10(qq) to Amendment No. 2 to the TI Corp. Form S-1.
10(s) Tax Allocation Agreement, dated as of January 1, 1992, between Registrant and TI Corp. Incorporated by reference to Exhibit 10(pp) to Amendment No. 2 to the TI Corp. Form S-1.
10(t) Management Agreement, dated as of September 30, 1988, between Registrant and GNL. Incorporated by reference to Exhibit 10(yy) to the 1989 Form 10-K.
10(u) Tax Allocation Agreement, dated as of September 30, 1988, between Registrant and GNL. Incorporated by reference to Exhibit 10(zz) to the 1989 Form 10-K.
10(v) Ground Lease, dated as of March 1, 1992, between MCH and TI Corp. Incorporated by reference to Exhibit 10(nn) to Amendment No. 2 to the TI Corp. Form S-1.
10(w) Amendment Agreement, dated as of October 4, 1990, between MCH, as trustor, and FIBN, as beneficiary. Incorporated by reference to
          Exhibit 4.12 to Registrant's Current Report on Form 8-K dated October 4, 1990.
10(x) Easement, dated December 28, 1990, from MH, INC. ("MH") in favor of Stephen A. Wynn. Incorporated by reference to Exhibit 10(ll) to Amendment No. 1 to the Registration Statement filed by Finance and MCH on Form S-1 under the Securities Act of 1933 (No. 33-38496).
10(y) Deed of Trust, Assignment of Rents and Security Agreement, dated as of March 25, 1992, from MCH in favor of Valley Bank of Nevada ("VBN"), as trustee. Incorporated by reference to Exhibit 10(dd) to the Finance 1991 Form 10-K.
10(z) Leasehold Deeds of Trust, Assignments of Rents and Security Agreements, each dated as of March 25, 1992, from TI Corp. in favor of each of FIBN and VBN, as trustees. Incorporated by reference to
          Exhibit 10(cc) to the Finance 1991 Form 10-K.
10(aa) Loan and Aircraft Chattel Mortgage Agreement (G-IV), dated as of October 22, 1992, between Golden Nugget Aviation Corp. ("GNAV") and The CIT Group/Equipment Financing, Inc. ("CIT"), together with exhibits. Incorporated by reference to Exhibit 19.2 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1992 (the "September 1992 Form 10-Q").
10(bb) Loan and Aircraft Chattel Mortgage Agreement (G-II), dated as of October 22, 1992, between GNAV and CIT, together with exhibits. Incorporated by reference to Exhibit 19.3 to the September 1992 Form 10-Q.
10(cc)* Employment Agreement, dated as of August 18, 1992, between Registrant and Frank Visconti. Incorporated by reference to Exhibit 19.4 to the September 1992 Form 10-Q.
10(dd)* Employment Agreement, dated October 20, 1992, between Registrant and James E. Pettis. Incorporated by reference to Exhibit 19.5 to the September 1992 Form 10-Q.
10(ee)* Employment Agreement, dated December 16, 1992, between Registrant and Stephen A. Wynn. Incorporated by reference to Exhibit 10(zz) to the 1992 Form 10-K.
10(ff) Amendment Agreement, dated as of November 24, 1992, between MCH, as trustor, and FIBN, as beneficiary. Incorporated by reference to
          Exhibit 10(ddd) to the 1992 Form 10-K.

10(gg) Agreement for the Sale of Gulfstream III Aircraft Serial Number 311 and Gulfstream III Refurbishment Agreement, each dated March 24, 1994, between Gulfstream Aerospace Corp. and GNAV. Incorporated by reference to Exhibit 10(b) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994.
10(hh) First Amendment to Ground Lease, dated as of March 1, 1993, between MCH and TI Corp. Incorporated by reference to Exhibit 10(ggg) to the 1992 Form 10-K.
10(ii) Second Amendment to Deed of Trust, dated as of February 21, 1992, between MCH, as trustor, and FIBN, as beneficiary. Incorporated by reference to Exhibit 10(z) to the Finance 1991 Form 10-K.
10(jj) Lease, dated September 4, 1962, and Agreement, dated March 25, 1975, between the Trustees of the Fraternal Order of Eagles and Registrant. Incorporated by reference to Exhibit 10(c) to the GNLV Form S-1.
10(kk) Lease, dated July 1, 1973, and Amendment to Lease, dated February 27, 1979, between First National Bank of Nevada, Trustee, and Registrant. Incorporated by reference to Exhibit 10(d) to the GNLV Form S-1.
10(ll) Lease, dated April 30, 1976, between Elizabeth Zahn, Trustee, and Registrant. Incorporated by reference to Exhibit 10(e) to the GNLV Form S-1.
10(mm) Land Sales Contract, dated March 26, 1993, between MH and Stephen A. Wynn, together with exhibits. Incorporated by reference to Exhibit 10(yy) to the Registration Statement filed by Finance and MCH on Form S-4 under the Securities Act of 1933 (No. 33-62514).
10(nn) Second Amendment to Ground Lease, dated as of October 26, 1993, between MCH and TI Corp. Incorporated by reference to Exhibit 10(bbb) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (the "1993 Form 10-K").
10(oo)* First Amendment to Executive Retirement Plan Agreement, dated as of December 1, 1993, between Registrant and Kenneth R. Wynn. Incorporated by reference to Exhibit 10(ccc) to the 1993 Form 10-K.
10(pp) Stockholders' Agreement, dated as of January 4, 1994, among MUMSA, Mirage Argentina, Inc., Universal Casino Consultants (HK) Ltd. and Berjaya Universal Casino Management (HK) Ltd. Incorporated by reference to Exhibit 10(fff) to the 1993 Form 10-K.
10(qq)*   Amended and Restated 1994 Cash Bonus Plan.
10(rr) Reducing Revolving Loan Agreement, dated as of May 25, 1994, among Registrant, MCH, TI Corp., MR Realty, MH, each bank party thereto, Bank of America National Trust and Savings Association, Bankers Trust Company, The Long-Term Credit Bank of Japan, Ltd., Los Angeles Agency and Societe Generale, as Co-Agents, and Bank of America National Trust and Savings Association, as Administrative Co-Agent (without Schedules or Exhibits). Incorporated by reference to Exhibit 99 to Registrant's Current Report on Form 8-K dated May 25, 1994.
10(ss) Joint Venture Agreement, dated as of December 9, 1994, among MRGS Corp., Gold Strike L.V. and Registrant (without Exhibit). Incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K dated December 9, 1994 (the "December 1994 Form 8-K").
10(tt) Reducing Revolving Loan Agreement, dated as of December 21, 1994, among Victoria Partners, each bank party thereto, The Long-Term Credit Bank of Japan, Ltd., Los Angeles Agency and Societe Generale, as Co-Agents, and Bank of America National Trust and Savings Association, as Administrative Agent (without Schedules or Exhibits) (the "Victoria Partners Loan Agreement"). Incorporated by reference to Exhibit 99.2 to Amendment No. 1 to the December 1994 Form 8-K on Form 8-K/A.

10(uu) Amendment No. 1 to the Victoria Partners Loan Agreement, dated as of January 31, 1995.
11        Computation of net income per share of common stock.
21        List of subsidiaries of Registrant.
23(a)     Consent of Arthur Andersen LLP.
23(b)     Consent of Coopers & Lybrand L.L.P.
27        Financial Data Schedule.

------------------------
*Constitutes an executive compensation plan or agreement.

    (b). REPORTS ON FORM 8-K.

         The Registrant filed no reports on Form 8-K during the three-month period ended December 31, 1994.

                          MIRAGE RESORTS, INCORPORATED
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Directors and Stockholders
of Mirage Resorts, Incorporated

    We have audited the accompanying consolidated balance sheet of Mirage Resorts, Incorporated and subsidiaries (the "Company") as of December 31, 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mirage Resorts, Incorporated and subsidiaries as of December 31, 1994, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

    Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule for the year ended December 31, 1994 listed in Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Las Vegas, Nevada
February 8, 1995 (except
for Note 5, as to which the
date is March 13, 1995).

                          MIRAGE RESORTS, INCORPORATED
                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Stockholders
of Mirage Resorts, Incorporated
Las Vegas, Nevada

    We  have  audited  the  consolidated   balance  sheet  of  Mirage   Resorts,
Incorporated and subsidiaries as of December 31, 1993 and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 1993 and 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mirage Resorts, Incorporated and subsidiaries as of December 31, 1993 and the consolidated results of their operations and their cash flows for the years ended December 31, 1993 and 1992 in conformity with generally accepted accounting principles.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The information included in the schedule for the years ended December 31, 1993 and 1992 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND

Los Angeles, California
February 11, 1994

                          MIRAGE RESORTS, INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                         AT DECEMBER 31
                                                     -----------------------
                                                        1994         1993
                                                     ----------   ----------
CURRENT ASSETS
  Cash and cash equivalents.......................   $   47,142   $   57,462
  Receivables, net................................       60,192       58,182
  Inventories.....................................       26,374       30,374
  Deferred income taxes...........................       27,906       26,756
  Prepaid expenses and other......................       17,901       24,656
                                                     ----------   ----------
    Total current assets..........................      179,515      197,430
Property and equipment, net.......................    1,374,992    1,421,366
Other assets, net.................................       86,932       86,462
                                                     ----------   ----------
                                                     $1,641,439   $1,705,258
                                                     ----------   ----------
                                                     ----------   ----------

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable................................   $   74,361   $   76,811
  Accrued expenses................................       73,744       82,922
  Current maturities of long-term debt............        3,986       31,617
                                                     ----------   ----------
    Total current liabilities.....................      152,091      191,350
Long-term debt, net of current maturities.........      359,584      535,025
Other liabilities, including deferred income taxes
 of $90,400 and $60,115...........................       98,842       68,019
                                                     ----------   ----------
    Total liabilities.............................      610,517      794,394
                                                     ----------   ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, par value $0.008: authorized
   562,500,000 shares; issued 117,573,825 shares;
   outstanding 90,995,638 and 90,606,608 shares...          940          940
  Additional paid-in capital......................      699,116      695,587
  Retained earnings...............................      487,007      372,683
  Treasury stock, at cost: 26,578,187 and
   26,967,217 shares..............................     (156,141)    (158,346)
                                                     ----------   ----------
    Total stockholders' equity....................    1,030,922      910,864
                                                     ----------   ----------
                                                     $1,641,439   $1,705,258
                                                     ----------   ----------
                                                     ----------   ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                          MIRAGE RESORTS, INCORPORATED
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                    YEAR ENDED DECEMBER 31
                                                                              ----------------------------------
                                                                                 1994        1993        1992
                                                                              ----------  ----------  ----------
                                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                                            DATA)
REVENUES
  Casino....................................................................  $  727,648  $  586,403  $  533,580
  Rooms.....................................................................     256,711     180,936     147,151
  Food and beverage.........................................................     206,128     158,889     137,407
  Retail....................................................................      67,016      48,151      40,069
  Entertainment and other...................................................     113,438      79,034      62,369
                                                                              ----------  ----------  ----------
                                                                               1,370,941   1,053,413     920,576
  Less -- promotional allowances............................................    (116,764)   (100,111)    (87,552)
                                                                              ----------  ----------  ----------
                                                                               1,254,177     953,302     833,024
                                                                              ----------  ----------  ----------
COSTS AND EXPENSES
  Casino....................................................................     361,421     300,377     278,111
  Rooms.....................................................................      81,322      55,586      46,663
  Food and beverage.........................................................     136,925     103,541      87,777
  Retail....................................................................      42,773      32,292      27,973
  Entertainment and other...................................................      88,013      61,063      53,834
  Provision for losses on receivables.......................................      20,520      19,819      20,246
  General and administrative................................................     156,314     114,957     104,314
  Depreciation and amortization.............................................      93,441      74,147      63,028
  Corporate expense.........................................................      35,609      29,999      25,303
  Preopening and related promotional expense................................      --          29,793      --
                                                                              ----------  ----------  ----------
                                                                               1,016,338     821,574     707,249
                                                                              ----------  ----------  ----------
OPERATING INCOME............................................................     237,839     131,728     125,775
                                                                              ----------  ----------  ----------
OTHER INCOME AND (EXPENSES)
  Interest and other income.................................................       5,117       5,299      14,334
  Interest cost.............................................................     (52,030)    (88,545)   (103,404)
  Interest capitalized......................................................       7,815      25,080       4,158
  Other, net................................................................      (2,737)     (1,259)      4,720
                                                                              ----------  ----------  ----------
                                                                                 (41,835)    (59,425)    (80,192)
                                                                              ----------  ----------  ----------
INCOME BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE.............................................     196,004      72,303      45,583
  Provision for income taxes................................................     (71,265)    (24,234)     (8,638)
                                                                              ----------  ----------  ----------
INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE.......................................................     124,739      48,069      36,945
  Extraordinary item -- loss on early retirements of debt, net of applicable
   income tax benefit.......................................................     (10,415)    (18,837)    (12,158)
  Cumulative effect (to January 1, 1992) of reduction of deferred tax
   liability due to change in accounting principle..........................      --          --           3,632
                                                                              ----------  ----------  ----------
NET INCOME..................................................................  $  114,324  $   29,232  $   28,419
                                                                              ----------  ----------  ----------
                                                                              ----------  ----------  ----------
INCOME PER SHARE OF COMMON STOCK
  Income before extraordinary item and cumulative effect of change in
   accounting principle.....................................................  $     1.32  $      .58  $      .53
  Extraordinary item -- loss on early retirements of debt, net of applicable
   income tax benefit.......................................................        (.11)       (.23)       (.17)
  Cumulative effect (to January 1, 1992) of reduction of deferred tax
   liability due to change in accounting principle..........................      --          --             .05
                                                                              ----------  ----------  ----------
NET INCOME PER SHARE OF COMMON STOCK........................................  $     1.21  $      .35  $      .41
                                                                              ----------  ----------  ----------
                                                                              ----------  ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                          MIRAGE RESORTS, INCORPORATED
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                   COMMON STOCK
                                             ------------------------  ADDITIONAL                  TREASURY STOCK
                                               SHARES                    PAID-IN    RETAINED   ----------------------
                                             OUTSTANDING    AMOUNT       CAPITAL    EARNINGS     SHARES      AMOUNT      TOTAL
                                             -----------  -----------  -----------  ---------  -----------  ---------  ----------
                                                                      (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCES, JANUARY 1, 1992..................  54,928,375    $     940    $ 327,764   $ 315,032   62,645,450  $(343,143) $  300,593
  Issuance of common stock.................  12,500,000       --          110,762      --      (12,500,000)    60,875     171,637
  Exercise of common stock options.........   7,192,582       --           (9,016)     --       (7,192,582)    38,088      29,072
  Tax benefit from stock option
   exercises...............................      --           --           21,782      --          --          --          21,782
  Purchase of common stock.................     (21,137)      --           --          --           21,137       (266)       (266)
  Recognition of the vesting of restricted
   common stock and nonqualified stock
   options.................................      --           --            2,375      --          --          --           2,375
  Other....................................        (175)      --               (1)     --              175     --              (1)
  Net income for the year..................      --           --           --          28,419      --          --          28,419
                                             -----------       -----   -----------  ---------  -----------  ---------  ----------
BALANCES, DECEMBER 31, 1992................  74,599,645          940      453,666     343,451   42,974,180   (244,446)    553,611
  Issuance of common stock.................  13,750,000       --          229,575      --      (13,750,000)    74,020     303,595
  Exercise of common stock options.........   2,098,208       --            2,082      --       (2,098,208)    11,470      13,552
  Tax benefit from stock option
   exercises...............................      --           --            9,147      --          --          --           9,147
  Issuance of restricted common stock in
   satisfaction of deferred compensation
   obligations.............................     182,191       --              695      --         (182,191)     1,052       1,747
  Purchase of common stock.................     (23,436)      --           --          --           23,436       (442)       (442)
  Recognition of the vesting of restricted
   common stock and nonqualified stock
   options.................................      --           --              422      --          --          --             422
  Net income for the year..................      --           --           --          29,232      --          --          29,232
                                             -----------       -----   -----------  ---------  -----------  ---------  ----------
BALANCES, DECEMBER 31, 1993................  90,606,608          940      695,587     372,683   26,967,217   (158,346)    910,864
  Exercise of common stock options.........     392,751       --              291      --         (392,751)     2,296       2,587
  Tax benefit from stock option
   exercises...............................      --           --            2,234      --          --          --           2,234
  Purchase of common stock.................      (4,351)      --           --          --            4,351        (95)        (95)
  Recognition of the vesting of restricted
   common stock and nonqualified stock
   options.................................      --           --            1,003      --          --          --           1,003
  Other....................................         630       --                1      --             (630)         4           5
  Net income for the year..................      --           --           --         114,324      --          --         114,324
                                             -----------       -----   -----------  ---------  -----------  ---------  ----------
BALANCES, DECEMBER 31, 1994................  90,995,638    $     940    $ 699,116   $ 487,007   26,578,187  $(156,141) $1,030,922
                                             -----------       -----   -----------  ---------  -----------  ---------  ----------
                                             -----------       -----   -----------  ---------  -----------  ---------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                          MIRAGE RESORTS, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    YEAR ENDED DECEMBER 31
                                                                             -------------------------------------
                                                                                1994         1993         1992
                                                                             -----------  -----------  -----------
                                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income...............................................................  $   114,324  $    29,232  $    28,419
  Adjustments to reconcile net income to net cash provided by operating activities
    Provision for losses on receivables....................................       20,520       19,819       20,246
    Depreciation and amortization of property and equipment, including
     amounts reported as corporate expense.................................       97,178       76,965       64,816
    Amortization of debt discount and issuance costs.......................       13,280       13,745       12,404
    Other amortization.....................................................        4,540        4,034        5,651
    Loss on disposal and abandonment of property and equipment.............       13,635          347        2,003
    Loss on early retirements of debt......................................       16,024       28,980       18,421
    Deferred income taxes, including cumulative effect of change in
     accounting principle in 1992..........................................       29,135        2,337      (20,432)
    Changes in assets and liabilities
      Increase in receivables, net of write-offs...........................      (22,530)      (9,435)     (34,273)
      (Increase) decrease in inventories and other current assets..........       10,755       (7,032)     (18,801)
      Increase (decrease) in trade accounts payable and accrued expenses...       (9,831)      27,488        3,911
    Other, net.............................................................         (269)      (5,655)       2,200
                                                                             -----------  -----------  -----------
        Net cash provided by operating activities..........................      286,761      180,825       84,565
                                                                             -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from disposal of property and equipment.........................        4,672        1,171       15,143
  Capital expenditures.....................................................      (69,111)    (432,388)    (220,844)
  Net (increase) decrease in non-current cash equivalents restricted for
   construction............................................................      --           157,196     (135,494)
  Joint venture and other equity investments...............................      (22,810)      (1,877)     --
  Proceeds from sales of investments.......................................       21,321      --             5,925
  Increase (decrease) in construction accounts payable.....................       (1,797)     (20,043)      16,771
  Other, net...............................................................       (4,399)       8,002      (12,014)
                                                                             -----------  -----------  -----------
      Net cash used for investing activities...............................      (72,124)    (287,939)    (330,513)
                                                                             -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Early retirements of debt................................................     (193,990)    (377,698)    (340,840)
  Proceeds from issuance of long-term debt.................................      --            97,500      291,922
  Borrowings under bank credit facilities..................................      225,000      125,000       89,000
  Repayments of borrowings under bank credit facilities....................     (222,000)    (153,000)     (44,000)
  Other additions to (reductions in) debt, net.............................      (32,217)       4,904      (19,136)
  Proceeds from issuance of common stock...................................      --           303,595      171,637
  Exercise of common stock options, including related income tax benefit...        4,821       22,699       50,854
  Other, net...............................................................       (6,571)      (1,407)      (4,906)
                                                                             -----------  -----------  -----------
      Net cash provided by (used for) financing activities.................     (224,957)      21,593      194,531
                                                                             -----------  -----------  -----------
CASH AND CASH EQUIVALENTS
  Decrease for the year....................................................      (10,320)     (85,521)     (51,417)
  Balance, beginning of year...............................................       57,462      142,983      194,400
                                                                             -----------  -----------  -----------
  Balance, end of year.....................................................  $    47,142  $    57,462  $   142,983
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
SUPPLEMENTAL CASH FLOW DISCLOSURES
  Interest paid, net of amounts capitalized................................  $    34,818  $    60,923  $    91,837
  Income taxes paid (refunded), net........................................       31,500       (6,080)      19,143

  The accompanying notes are an integral part of these consolidated financial statements.

                          MIRAGE RESORTS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    Mirage Resorts, Incorporated (the "Company"), through wholly owned Nevada subsidiaries, owns and operates some of the most successful casino-based entertainment resorts in the world. These facilities include The Mirage and Treasure Island on the Las Vegas Strip, the Golden Nugget in downtown Las Vegas and the Golden Nugget-Laughlin in Laughlin, Nevada. In January 1993, the Company purchased the assets of the former Dunes Hotel, Casino and Country Club on the Las Vegas Strip and has announced plans for construction of extensive new hotel, casino and resort facilities on the property.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

    CASINO REVENUES AND PROMOTIONAL ALLOWANCES

    The Company recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. Revenues include the estimated retail value of rooms, food and beverage and other goods and services provided to customers on a complimentary basis as follows:

                                                                YEAR ENDED DECEMBER 31
                                                          -----------------------------------
                                                             1994         1993        1992
                                                          -----------  -----------  ---------
                                                                    (IN THOUSANDS)
Rooms...................................................  $    49,900  $    45,153  $  37,684
Food and beverage.......................................       61,389       49,701     44,263
Other...................................................        5,475        5,257      5,605
                                                          -----------  -----------  ---------
                                                          $   116,764  $   100,111  $  87,552
                                                          -----------  -----------  ---------
                                                          -----------  -----------  ---------

    Such amounts are then deducted as promotional allowances. The estimated costs of providing these promotional allowances of $83,227,000 in 1994, $69,449,000 in 1993 and $62,177,000 in 1992 have been classified primarily as casino costs and expenses.

    CASH AND CASH EQUIVALENTS

    The Company classifies all highly liquid debt instruments purchased with an original maturity of three months or less as cash equivalents. Cash equivalents are carried at cost which approximates fair value.

    CONCENTRATIONS OF CREDIT RISK

    Financial instruments which potentially could subject the Company to concentrations of credit risk consist principally of short-term investments and receivables.

    The Company's short-term investments typically consist of U.S. Government-backed repurchase agreements with maturities of 30 days or less. Such investments are made with financial institutions having a high credit quality and the Company limits the amount of its credit exposure to any one financial institution. Due to the short-term nature of the instruments, the Company does not take possession of the securities, which are instead held in a custodial account.

    The Company extends credit to a limited number of casino patrons, but only following background checks and investigations of creditworthiness. At December 31, 1994, a substantial portion of the receivables was due from foreign customers. The collectibility of these receivables could be

                          MIRAGE RESORTS, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) affected by future business or economic trends or other significant events in the countries in which such customers reside. At December 31, 1994, no individual customer accounted for more than five percent of the Company's total receivables.

    The Company maintains an allowance for doubtful accounts to reduce its receivables to their carrying amount, which approximates fair value. Management believes that as of December 31, 1994, no significant concentrations of credit risk existed for which an allowance had not already been determined and recorded.

    INVENTORIES

    Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out and specific identification methods.

    PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost and include interest capitalized during the development period. Depreciation is computed using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

    Significant replacements and improvements are capitalized; other maintenance and repairs are expensed. The cost and accumulated depreciation of assets retired or otherwise disposed of are eliminated from the accounts and any resulting gain or loss is credited or charged to income, as appropriate.

    DEBT DISCOUNT AND ISSUANCE COSTS

    Debt discount and issuance costs incurred in connection with long-term debt are capitalized and amortized to expense based on the terms of the related debt agreements using the effective interest method or a method which approximates the effective interest method.

    CORPORATE EXPENSE

    Corporate expense represents unallocated payroll costs, professional fees, costs associated with operating and maintaining the Company's jet aircraft and various other expenses not directly related to operating the Company's hotel-casinos. Corporate expense includes the costs associated with the Company's evaluation and pursuit of potential opportunities in new and emerging gaming jurisdictions.

    PREOPENING AND RELATED PROMOTIONAL EXPENSE

    Preopening and related promotional expense primarily represents direct personnel and other operating costs incurred prior to the opening of new hotel-casinos. These costs are capitalized and amortized to expense on a straight-line basis over management's estimate of the period of economic benefit associated with such costs. Management believes that such period with respect to major hotel-casinos is approximately 60 days. As a result, the capitalized preopening costs associated with the development of Treasure Island were fully amortized to expense during 1993 following the October 26 commencement of operations.

    INCOME PER SHARE OF COMMON STOCK

    Income per share of common stock is computed based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Common stock equivalents included in the computation consist of those shares issuable upon the assumed exercise of dilutive common stock options as determined under the treasury stock method. The number of shares used in the computation of income per share of common stock was 94,695,036 in 1994, 83,409,411 in 1993 and 69,949,015 in 1992.

                          MIRAGE RESORTS, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Fully diluted per share amounts are substantially the same as primary per share amounts for the periods presented.

    RECLASSIFICATIONS

    Certain amounts in the 1993 and 1992 consolidated financial statements have been reclassified to conform with the 1994 presentation. These reclassifications had no effect on the Company's net income.

NOTE 2 -- RECEIVABLES
    Receivables consisted of the following:

                                                                         AT DECEMBER 31
                                                                  ----------------------------
                                                                      1994           1993
                                                                  -------------  -------------
                                                                         (IN THOUSANDS)
Casino..........................................................  $      88,179  $      74,237
Hotel...........................................................          9,950         10,821
                                                                  -------------  -------------
                                                                         98,129         85,058
Less allowance for doubtful accounts............................        (37,937)       (26,876)
                                                                  -------------  -------------
                                                                  $      60,192  $      58,182
                                                                  -------------  -------------
                                                                  -------------  -------------

NOTE 3 -- PROPERTY AND EQUIPMENT
    Property and equipment consisted of the following:

                                                                         AT DECEMBER 31
                                                                  ----------------------------
                                                                      1994           1993
                                                                  -------------  -------------
                                                                         (IN THOUSANDS)
Land............................................................  $     201,590  $     191,176
Land improvements...............................................        120,775        117,348
Buildings.......................................................        871,980        866,921
Furniture, fixtures and equipment...............................        560,299        553,006
Construction in progress........................................         25,313         24,661
                                                                  -------------  -------------
                                                                      1,779,957      1,753,112
Less accumulated depreciation...................................       (404,965)      (331,746)
                                                                  -------------  -------------
                                                                  $   1,374,992  $   1,421,366
                                                                  -------------  -------------
                                                                  -------------  -------------

NOTE 4 -- ACCRUED EXPENSES
    Accrued expenses consisted of the following:

                                                                         AT DECEMBER 31
                                                                  ----------------------------
                                                                      1994           1993
                                                                  -------------  -------------
                                                                         (IN THOUSANDS)
Payroll.........................................................  $      29,782  $      30,518
Interest........................................................          6,526         10,409
Gaming taxes....................................................          6,375          6,136
Entertainers' fees..............................................          2,090          9,899
Other...........................................................         28,971         25,960
                                                                  -------------  -------------
                                                                  $      73,744  $      82,922
                                                                  -------------  -------------
                                                                  -------------  -------------

                          MIRAGE RESORTS, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 -- LONG-TERM DEBT
    Long-term debt consisted of the following:

                                                                           AT DECEMBER 31
                                                                      ------------------------
                                                                         1994         1993
                                                                      -----------  -----------
                                                                           (IN THOUSANDS)
9 7/8% first mortgage notes, called for redemption on March 13,
 1995...............................................................  $   125,991  $   300,000
Zero coupon first mortgage notes (effective interest rate of 11%),
 due March 1998.....................................................       93,935       93,781
9 1/4% senior subordinated notes, due March 2003....................      100,000      100,000
Amount due under bank credit facilities at a floating interest rate
 (7.313% at December 31, 1994), due May 1999........................       20,000       17,000
Floating rate aircraft loan (7.838% at December 31, 1994), due
 December 1996......................................................       22,134       25,951
Floating rate first mortgage notes, matured March 1994..............      --            27,000
Other notes bearing interest at rates between 7% and 12% at December
 31, 1994, maturities to September 2007.............................        1,510        2,910
                                                                      -----------  -----------
                                                                          363,570      566,642
Less current maturities.............................................       (3,986)     (31,617)
                                                                      -----------  -----------
                                                                      $   359,584  $   535,025
                                                                      -----------  -----------
                                                                      -----------  -----------

    The following notes are collateralized on a PARI PASSU basis by first liens on The Mirage and Treasure Island:

     - The 9 7/8% first mortgage notes. The notes were issued in March 1992 by Treasure Island Finance Corp., an indirect wholly owned subsidiary of the Company, and are guaranteed by The Mirage and Treasure Island operating subsidiaries. The indenture governing the notes limited the use of the net proceeds from the offering to fund a portion of the cost of the development and construction of Treasure Island. The notes (originally scheduled to mature in October 2000) were called for redemption on March 13, 1995 and will be redeemed on April 12, 1995 at a redemption price of 106.5% of the principal amount. The extraordinary loss on the redemption of approximately $6.8 million, net of applicable income tax benefits of approximately $3.6 million, will be reflected in the Company's 1995 first quarter results. The cost of the redemption will be provided by borrowings under the bank credit facility discussed below and internal cash flows.

     - The zero coupon first mortgage notes. The notes were issued in March 1988 by GNS FINANCE CORP. ("Finance"), a wholly owned subsidiary of the Company, and are guaranteed by The Mirage operating subsidiary. The net proceeds from the offering were used to fund a portion of the cost of the development and construction of The Mirage. The notes are shown in the above table at their accreted value rather than their face amount, as the holders of the notes are not entitled to the face amount upon default or other accelerated maturity, but only to the accreted value, an amount which approximates the face amount less the unamortized debt discount. The unamortized debt discount was $39,065,000 and $54,219,000 at December 31, 1994 and 1993, respectively.

                          MIRAGE RESORTS, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 -- LONG-TERM DEBT (CONTINUED)
    The 9 1/4% senior subordinated notes were issued by Finance in March 1993. As required by the indenture governing the notes, the net proceeds from the offering were used to retire senior indebtedness related to The Mirage and Treasure Island. The notes are guaranteed by The Mirage operating subsidiary and are redeemable at the option of the Company, in whole or in part, on or after March 15, 1998 at prices set forth in the indenture.

    On May 25, 1994, the Company obtained a $525 million revolving credit facility from a group of commercial banks (the "New Facility"), replacing its previous $150 million bank credit facility. Borrowings under the New Facility bear interest at a specified premium over, at the Company's option, the prime rate or the one-, two-, three- or six-month London Interbank Offered Rate ("LIBOR"). The premium is based on the Company's Annualized Funded Debt Ratio (as defined) and the rating of its senior indebtedness. Effective February 15, 1995, the premium was zero for prime rate borrowings and one percentage point for LIBOR borrowings. The Company incurs an annual commitment fee on the unused portion of the New Facility, which is also based on the Company's Annualized Funded Debt Ratio and the rating of its senior indebtedness. Effective February 15, 1995, the commitment fee was 0.35% per annum.

    The Company and most of its significant subsidiaries, excluding the subsidiaries which own and operate the Golden Nugget and the Golden Nugget-Laughlin and certain other subsidiaries (the "Excluded Subsidiaries"), are directly liable for or have guaranteed the repayment of borrowings under the New Facility. Borrowings under the New Facility are collateralized by first deeds of trust on the Dunes site and the Company's Shadow Creek Golf Course.

    The credit agreement governing the New Facility contains financial covenants requiring the Company and most of its subsidiaries (other than the Excluded Subsidiaries) to maintain a specified tangible net worth and to meet certain financial ratios. The credit agreement also contains covenants that impose various restrictions (subject to permitted amounts) on the ability of the Company and most of its subsidiaries (other than the Excluded Subsidiaries) to, among other things, incur additional debt, commit funds to capital expenditures or new business ventures, make investments, merge or sell assets or pay dividends on or repurchase the Company's capital stock. At December 31, 1994, the credit agreement limited dividend payments on and repurchases of the Company's common stock to $75 million.

    The floating rate aircraft loan was obtained in October 1992 and is guaranteed by the Company and collateralized by first liens on the Company's jet aircraft. The loan bears interest, at the Company's option, at a fixed rate equal to the three-year Treasury rate plus 3.05% or at a floating rate equal to the one-month LIBOR plus 2.4%. In February 1995, the Company prepaid $14,583,000 principal amount of the loan. The remaining $6,915,000 principal balance is payable in equal monthly payments, plus interest, calculated to retire $2,305,000 principal amount through the December 1996 maturity date.

                          MIRAGE RESORTS, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 -- LONG-TERM DEBT (CONTINUED)
    During the three years ended December 31, 1994, the Company retired, prior to scheduled maturities, certain of the publicly held debt securities issued by its wholly owned subsidiaries. The debt securities and respective principal amounts retired, and the resulting aggregate extraordinary loss, were as follows:

                                                               YEAR ENDED DECEMBER 31
                                                      ----------------------------------------
                                                         1994         1993           1992
                                                      -----------  -----------  --------------
                                                                   (IN THOUSANDS)
NOTES ASSOCIATED WITH
 THE MIRAGE AND TREASURE ISLAND
  13 3/4% first mortgage notes......................  $   --       $   100,000   $    --
  11% first mortgage notes..........................      --           --              92,500
  Zero coupon first mortgage notes (A)..............       10,320      --             --
  9 7/8% first mortgage notes.......................      174,009      --             --
  12% second mortgage notes.........................      --            33,350        107,125
  13 3/4% uncollateralized notes....................      --           --             118,900
NOTES ASSOCIATED WITH
 THE GOLDEN NUGGET-LAS VEGAS
  11 1/4% first mortgage notes......................      --           110,050          7,700
  12 3/4% uncollateralized notes....................      --           112,941          1,064
                                                      -----------  -----------  --------------
    Total principal amount..........................  $   184,329  $   356,341   $    327,289
                                                      -----------  -----------  --------------
                                                      -----------  -----------  --------------
EXTRAORDINARY LOSS
  Gross extraordinary loss..........................  $   (13,028) $   (28,980)  $    (18,421)
  Income tax benefit................................        4,560       10,143          6,263
                                                      -----------  -----------  --------------
    Net extraordinary loss..........................  $    (8,468) $   (18,837)  $    (12,158)
                                                      -----------  -----------  --------------
                                                      -----------  -----------  --------------

------------------------
        (A) Represents the accreted value of the notes on the date of retirement. The face amount of the notes retired was $15.0 million.

    During 1994, the Company incurred an additional extraordinary loss of $1,947,000, net of applicable income tax benefit of $1,049,000, in connection with the write-off of the unamortized deferred financing costs associated with the $150 million bank credit facility.

    Maturities of the Company's long-term debt during the next five years are as follows:

YEAR ENDED DECEMBER 31                                                          (IN THOUSANDS)
------------------------------------------------------------------------------  --------------
1995..........................................................................   $      3,986
1996..........................................................................         18,425
1997..........................................................................            114
1998..........................................................................        133,120
1999..........................................................................         20,127

    The maturity amounts shown in the above table do not give effect to the February 1995 prepayment of $14,583,000 principal amount of the floating rate aircraft loan or the March 13, 1995 call for redemption of the 9 7/8% first mortgage notes.

    The estimated fair value of the Company's long-term debt at December 31, 1994 was approximately $373 million, versus its book value of approximately $364 million. At December 31, 1993, the estimated fair value of the Company's long-term debt was approximately $610 million, versus its book

                          MIRAGE RESORTS, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 -- LONG-TERM DEBT (CONTINUED)
value of approximately $567 million. The estimated fair value amounts were based on quoted market prices on or about December 31, 1994 and 1993 for the Company's debt securities that are traded. For the debt securities that are not traded, fair value was estimated based on the quoted market prices for similar issues or on the current rates offered to the Company for debt having the same remaining maturities.

NOTE 6 -- INCOME TAXES
    Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. The cumulative effect on prior years of this change in accounting principle was an increase in the Company's 1992 net income of $3,632,000 ($.05 per share), and is reported separately in the 1992 Consolidated Statement of Income.

    The provision for income taxes for financial reporting purposes consisted of the following:

                                                                YEAR ENDED DECEMBER 31
                                                           ---------------------------------
                                                             1994        1993        1992
                                                           ---------  ----------  ----------
                                                                    (IN THOUSANDS)
Income from continuing operations........................  $  71,265  $   24,234  $    8,638
Tax benefit from extraordinary losses on early
 retirements of debt.....................................     (5,609)    (10,143)     (6,263)
                                                           ---------  ----------  ----------
                                                           $  65,656  $   14,091  $    2,375
                                                           ---------  ----------  ----------
                                                           ---------  ----------  ----------

    The provision for income taxes attributable to income from continuing operations consisted of the following:

                                                                YEAR ENDED DECEMBER 31
                                                           ---------------------------------
                                                             1994        1993        1992
                                                           ---------  ----------  ----------
                                                                    (IN THOUSANDS)
CURRENT
  Federal................................................  $  39,538  $   17,054  $   22,665
  State..................................................        188           1         177
                                                           ---------  ----------  ----------
                                                              39,726      17,055      22,842
DEFERRED
  Federal................................................     31,539       7,179     (14,204)
                                                           ---------  ----------  ----------
                                                           $  71,265  $   24,234  $    8,638
                                                           ---------  ----------  ----------
                                                           ---------  ----------  ----------

    The provision for income taxes attributable to income from continuing operations differs from the amount computed at the federal income tax statutory rate as a result of the following:

                                                                YEAR ENDED DECEMBER 31
                                                           ---------------------------------
                                                             1994        1993        1992
                                                           ---------  ----------  ----------
Federal income tax statutory rate........................     35%        35%         34%
                                                           ---------  ----------  ----------
                                                                    (IN THOUSANDS)
Amount at statutory rate.................................  $  68,601  $   25,306  $   15,498
Settlement of examinations...............................     --          (1,336)     (7,000)
Change in statutory rate.................................     --           1,386      --
Other, net...............................................      2,664      (1,122)        140
                                                           ---------  ----------  ----------
                                                           $  71,265  $   24,234  $    8,638
                                                           ---------  ----------  ----------
                                                           ---------  ----------  ----------

                          MIRAGE RESORTS, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 -- INCOME TAXES (CONTINUED)
    The Internal Revenue Service has completed examinations of the Company's federal income tax returns through 1990, and all issues relating to the examinations have been resolved. An examination of the years 1991 and 1992 is currently in process. In the opinion of management, any tax liability arising from the current examination will not have a material adverse effect on the Company's financial position or results of operations.

    The Company increased its 1993 income tax provision and deferred tax liability as a result of legislation enacted on August 10, 1993 which increased the federal income tax statutory rate from 34% to 35% effective January 1, 1993.

    The components of the deferred tax liability consisted of the following:

                                                                           AT DECEMBER 31
                                                                      ------------------------
                                                                         1994         1993
                                                                      -----------  -----------
                                                                           (IN THOUSANDS)
DEFERRED TAX LIABILITIES
  Temporary differences related to property and equipment...........  $   129,092  $   103,927
  Other temporary differences.......................................       16,199       12,492
                                                                      -----------  -----------
    Gross deferred tax liabilities..................................      145,291      116,419
                                                                      -----------  -----------
DEFERRED TAX ASSETS
  Alternative minimum tax credit (a)................................       42,769       29,309
  Provision for losses on receivables...............................       13,278        9,407
  Preopening and related promotional expense, net of amortization...        5,733       10,826
  Deferred compensation.............................................        4,406        3,861
  Net operating loss carryforward...................................      --            19,179
  Other temporary differences.......................................       16,611       10,478
                                                                      -----------  -----------
    Gross deferred tax assets.......................................       82,797       83,060
                                                                      -----------  -----------
    Net deferred tax liabilities....................................  $    62,494  $    33,359
                                                                      -----------  -----------
                                                                      -----------  -----------

------------------------
        (a) The excess of the alternative minimum tax over the regular federal income tax is a tax credit which can be carried forward indefinitely to reduce future federal income tax liabilities.

NOTE 7 -- EMPLOYEE BENEFIT PLANS
    Employees of the Company who are members of various unions are covered by union-sponsored, collectively bargained, multi-employer health and welfare and defined benefit pension plans. The Company recorded an expense of $25,692,000 in 1994, $24,223,000 in 1993 and $20,195,000 in 1992 under such plans. Sufficient information is not available from the plans' sponsors to permit the Company to determine its share of unfunded vested benefits, if any.

    The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees. The plan allows employees to defer up to the lesser of the Internal Revenue Code-prescribed maximum amount ($9,240 for 1994) or 15% of their income on a pre-tax

                          MIRAGE RESORTS, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 -- EMPLOYEE BENEFIT PLANS (CONTINUED) basis through contributions to the plan. The Company matches 50% of eligible employees' contributions up to a maximum of 4% of their individual earnings (provided that, for such purpose, earnings may not exceed $150,000 per year). The Company recorded charges for matching contributions of $2,583,000 in 1994, $2,458,000 in 1993 and $2,060,000 in 1992.

    The Company also has a deferred compensation plan for the benefit of certain of its key executives. Under the terms of the plan, each executive will be entitled to a retirement benefit payable in 120 equal monthly installments commencing in the month following the vesting date. Vesting is based upon age and years of service. The amount of the annual benefit payable to each executive will be equal to his annual salary on the date he entered the plan increased by 8% per year from the later of the effective date or the date the executive has completed 10 years of full-time service to the vesting date, or the date payment commences if the executive remains employed on a full-time basis by the Company and elects to defer payment. Benefits payable under the plan represent unfunded and unsecured liabilities of the Company, and the present value of such benefits is being charged ratably to expense over the respective vesting period of each executive.

    The Company has entered into amendments to the original plan agreements with certain of the executives. Pursuant to certain of the amendments, executives received restricted shares of the Company's common stock in lieu of future monthly cash payments. During the vesting period, the shares may not be transferred or encumbered, except in limited circumstances, and are subject to risk of forfeiture. The number of shares issued to each executive was based upon the estimated value of the executive's interest in the plan and the value of the shares on the date of amendment, taking into account the transferability and forfeiture restrictions on the shares. The Company issued 182,191 restricted shares of common stock in 1993 pursuant to the amendments. Deferred compensation expense based upon the difference between the market price of the common stock on the date of amendment and the amount previously accrued for the executive's original retirement benefit is being recorded on a straight-line basis over the respective vesting period of each executive.

    The total expense for the plan was $2,751,000 in 1994, $1,830,000 in 1993 and $3,355,000 in 1992.

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

    LEASES

    The Company leases real estate and various equipment under operating lease arrangements. Certain real estate leases provide for escalation of rent based upon a specified price index. Future minimum lease commitments in effect at December 31, 1994 were as follows:

YEAR ENDED DECEMBER 31                                                          (IN THOUSANDS)
------------------------------------------------------------------------------  --------------
1995..........................................................................    $    3,255
1996..........................................................................         2,505
1997..........................................................................         2,165
1998..........................................................................         1,309
1999..........................................................................         1,249
Thereafter....................................................................        16,696
                                                                                --------------
                                                                                  $   27,179
                                                                                --------------
                                                                                --------------

    Aggregate rent expense was $3,223,000 in 1994, $3,207,000 in 1993 and $3,164,000 in 1992.

    ENTERTAINMENT SERVICES

    The Company has entered into two agreements for major productions appearing in the showrooms at The Mirage and Treasure Island which expire in 1998 and 1999, respectively. Under the

                          MIRAGE RESORTS, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 -- COMMITMENTS AND CONTINGENCIES (CONTINUED) terms of the agreements, the Company is required to pay the producers of the shows a total of approximately $27 million per year and a percentage of show revenues in excess of a specified amount or a percentage of show profits. The producers are responsible for paying the talent and most other costs of presenting the shows. Future minimum payments remaining under the agreements at December 31, 1994 total approximately $118 million. However, such payments are contingent upon the actual performance of shows and under certain conditions, including failure of the respective show to achieve specified financial results, the Company may terminate the agreements without material financial obligation. The Company made payments pursuant to the agreements and a previous agreement totaling approximately $46.8 million in 1994, $31.6 million in 1993 and $21.4 million in 1992. The agreements can be extended at the Company's option until 2001 for the production at The Mirage and until 2004 for the production at Treasure Island.

    ROOM ENHANCEMENT PROGRAM

    In December 1994, the Company finalized plans to materially enhance the 2,765 standard guest rooms and 61 of the 279 suites at The Mirage. The program, which commenced in late February 1995, is expected to cost approximately $55 million and be completed by mid-August 1995. The room enhancement program will result in approximately 9% fewer available room-nights at The Mirage in 1995 than in 1994.

    The Company recorded an $11.0 million abandonment loss in December 1994 in connection with the room enhancement program. The loss is included in "General and administrative" costs and expenses in the Consolidated Statement of Income and reflects the estimated book value of the furniture and fixtures that are being replaced, net of depreciation charges through the date they are expected to be removed from service and net of estimated salvage value.

    LITIGATION

    The Company is a party to various legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company's financial position or results of operations.

NOTE 9 -- STOCK OPTIONS AND STOCK APPRECIATION RIGHTS
    The Company has various stock option and stock appreciation rights plans under which stock options and stock appreciation rights ("SARs") may be granted to officers, directors, employees, agents or independent contractors of the Company. Options granted under the plans may be either nonqualified or incentive stock options. Stock options may be exercised using cash or the Company's common stock. SARs may be exercised for cash or the Company's common stock. The terms governing the exercise of options and SARs granted under the plans are determined by the Company's Board of Directors or its designated committee. At December 31, 1994, no SARs had been granted under the plans.

    The Company also has a non-employee director stock option plan providing for the grant of 12,500 stock options to each non-employee director of the Company upon completion of 36 consecutive calendar months of service with the Company and an additional 2,500 stock options in each succeeding year in which such person continues to serve as a director. Stock options granted under the plan have an exercise price equal to the market value of the Company's common stock on the date of grant and become exercisable three years thereafter. An aggregate of 250,000 stock options may be granted under the plan.

                          MIRAGE RESORTS, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 -- STOCK OPTIONS AND STOCK APPRECIATION RIGHTS (CONTINUED)
    Summarized information for the stock option plans is as follows:

                                                             YEAR ENDED DECEMBER 31
                                                   -------------------------------------------
                                                       1994           1993           1992
                                                   -------------  -------------  -------------
Options outstanding, beginning of year...........     13,013,335     13,743,043     14,483,125
Granted..........................................         52,500      1,446,000      6,740,000
Exercised........................................       (392,751)    (2,098,208)    (7,192,582)
Terminated.......................................        (43,750)       (77,500)      (287,500)
                                                   -------------  -------------  -------------
Options outstanding, end of year.................     12,629,334     13,013,335     13,743,043
                                                   -------------  -------------  -------------
                                                   -------------  -------------  -------------
Options and SARs available for grant at end of
 year............................................      5,045,250      5,059,707      6,437,583
Options exercisable at end of year...............      7,376,666      6,817,331      8,032,208
Average exercise price of options exercised
 during the year.................................          $6.59          $6.46          $4.00
Average exercise price of options outstanding at
 end of year.....................................         $11.39         $11.20          $9.89

NOTE 10 -- CAPITAL STOCK
    In April 1992, the Company completed an underwritten public offering of 12,500,000 shares of its common stock at $14.20 per share, generating net proceeds of approximately $171.6 million.

    In September 1993, the Board of Directors declared a five-for-two split of the Company's common stock which was distributed October 29, 1993 to holders of record on October 15, 1993. All references to share and per share data herein have been adjusted retroactively to give effect to the stock split.

    In November 1993, the Company completed an underwritten public offering of 13,750,000 shares of its common stock at $22.80 per share, generating net proceeds of approximately $303.6 million.

    In July 1994, the Company's Board of Directors approved a program to repurchase up to 5,000,000 shares of the Company's common stock from time to time in the open market. At December 31, 1994, no shares had been repurchased pursuant to this program. The timing and amount of share repurchases, if any, will depend on various factors, including market conditions, available alternative investments and the Company's financial position.

    The Company's articles of incorporation authorize 5,000,000 shares of preferred stock, none of which has been issued.

NOTE 11 -- OTHER INCOME AND EXPENSES
    In April 1992, the Company received $5,125,000 in connection with the settlement of a dispute involving certain leasehold interests that it once owned in London, England. Such amount is included in "Other, net" in the 1992 Consolidated Statement of Income.

                          MIRAGE RESORTS, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                   FIRST       SECOND        THIRD       FOURTH         TOTAL
                                                -----------  -----------  -----------  -----------  -------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
1994
  Gross revenues..............................  $   331,074  $   333,959  $   365,769  $   340,139  $   1,370,941
  Promotional allowances......................      (30,620)     (27,546)     (29,424)     (29,174)      (116,764)
  Net revenues................................      300,454      306,413      336,345      310,965      1,254,177
  Operating income............................       48,267       56,873       74,929       57,770        237,839
  Other expenses, net.........................      (11,357)      (9,463)     (13,054)      (7,961)       (41,835)
  Income before extraordinary item............       23,348       30,162       39,505       31,724        124,739
  Extraordinary loss on early retirements of
   debt.......................................      --            (4,564)      (2,773)      (3,078)       (10,415)
  Net income..................................       23,348       25,598       36,732       28,646        114,324
  Income per share before extraordinary
   item.......................................          .24          .32          .42          .34           1.32
  Extraordinary loss per share................      --              (.05)        (.03)        (.04)          (.11)
  Net income per share........................          .24          .27          .39          .30           1.21
1993
  Gross revenues..............................  $   237,883  $   254,025  $   252,424  $   309,081  $   1,053,413
  Promotional allowances......................      (23,110)     (22,919)     (24,292)     (29,790)      (100,111)
  Net revenues................................      214,773      231,106      228,132      279,291        953,302
  Operating income............................       31,252       41,692       40,988       17,796        131,728
  Other expenses, net.........................      (15,902)     (15,085)     (14,329)     (14,109)       (59,425)
  Income before extraordinary item............       10,396       17,981       17,289        2,403         48,069
  Extraordinary loss on early retirements of
   debt.......................................         (806)      (1,298)      (6,915)      (9,818)       (18,837)
  Net income (loss)...........................        9,590       16,683       10,374       (7,415)        29,232
  Income per share before extraordinary
   item.......................................          .13          .22          .21          .03            .58
  Extraordinary loss per share................         (.01)        (.01)        (.08)        (.11)          (.23)
  Net income (loss) per share.................          .12          .21          .13         (.08)           .35

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

                                          MIRAGE RESORTS, INCORPORATED

                                          By:         /s/ STEPHEN A. WYNN
                                             -----------------------------------
                                                 Stephen A. Wynn, President

Dated: March 30, 1995

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  Signature                                        Title                              Date
---------------------------------------------  ----------------------------------------------  ------------------

                                               Chairman of the Board, President and Chief
             /s/STEPHEN A. WYNN                Executive Officer (Principal Executive          March 30, 1995
               Stephen A. Wynn                 Officer)

                                               Senior Vice President -- Finance and
              /s/DANIEL R. LEE                 Development, Chief Financial Officer and        March 30, 1995
                Daniel R. Lee                  Treasurer (Principal Financial Officer)

          /s/HENRY M. APPLEGATE III            Senior Vice President and Controller
           Henry M. Applegate III              (Principal Accounting Officer)                  March 30, 1995

              /s/ELAINE P. WYNN
               Elaine P. Wynn                  Director                                        March 30, 1995

             /s/GEORGE J. MASON
               George J. Mason                 Director                                        March 30, 1995

           /s/MELVIN B. WOLZINGER
             Melvin B. Wolzinger               Director                                        March 30, 1995

             /s/RONALD M. POPEIL
              Ronald M. Popeil                 Director                                        March 30, 1995

             /s/DANIEL B. WAYSON
              Daniel B. Wayson                 Director                                        March 30, 1995

            /s/RICHARD D. BRONSON
             Richard D. Bronson                Director                                        March 30, 1995

                                                                     SCHEDULE II

                 MIRAGE RESORTS, INCORPORATED AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                                     ADDITIONS
                                                   BALANCE   -------------------------
                                                     AT      CHARGED TO     CHARGED                      BALANCE
                                                  BEGINNING   COSTS AND     TO OTHER                     AT END
DESCRIPTION                                        OF YEAR    EXPENSES    ACCOUNTS (A)  DEDUCTIONS (B)   OF YEAR
------------------------------------------------  ---------  -----------  ------------  --------------  ---------
                                                                          (IN THOUSANDS)
Allowance for doubtful accounts
  Year Ended December 31, 1994..................  $  26,876   $  20,520    $    1,314     $   10,773    $  37,937
  Year Ended December 31, 1993..................  $  34,915   $  19,819    $    1,327     $   29,185    $  26,876
  Year Ended December 31, 1992..................  $  26,906   $  20,246    $    1,708     $   13,945    $  34,915

------------------------
(a)  Recoveries of accounts previously charged off.

(b)  Accounts charged off.