Form 10-Q
period 1995-03-31
MIRAGE RESORTS INC
filed 1995-05-12
CIK 42246

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                      FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1995

                                         OR

          []   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
          For the transition period from __________ to __________

          Commission File No. 1-6697

                             Mirage Resorts, Incorporated
               ______________________________________________________
               (Exact name of Registrant as specified in its charter)

                 Nevada                                88-0058016
     _______________________________     ____________________________________
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
      incorporation or organization)

              3400 Las Vegas Boulevard South, Las Vegas, Nevada  89109
     ________________________________________________________________________
                 (Address of principal executive offices - Zip Code)

                                   (702) 791-7111
     _________________________________________________________________________
                (Registrant's telephone number, including area code)


     _________________________________________________________________________
     (Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES   X   NO
              _____

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $0.008 par value, 91,145,293 shares outstanding as of May 12, 1995.

          PART I.  FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

          The unaudited condensed consolidated financial information as of March 31, 1995 and for the three-month periods ended March 31, 1995 and 1994 included in this report was reviewed by Arthur Andersen LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.

                   REVIEW REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   _______________________________________________


          To the Directors and Stockholders
          of Mirage Resorts, Incorporated


          We have reviewed the accompanying condensed consolidated balance sheet of Mirage Resorts, Incorporated and subsidiaries (the
          "Company") as of March 31, 1995, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1995 and 1994. These consolidated financial statements are the responsibility of the Company's management.

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

          Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

          We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Mirage Resorts, Incorporated and subsidiaries as of December 31, 1994, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein), and, in our report dated February 8, 1995 (except for
          Note 5, as to which the date is March 13, 1995), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet of Mirage Resorts, Incorporated and subsidiaries as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                          ARTHUR ANDERSEN LLP

          Las Vegas, Nevada
          May 12, 1995

          CONDENSED CONSOLIDATED                               Mirage Resorts, Incorporated
          BALANCE SHEETS
          _________________________________________________________________________________
                                                              At March 31,   At December 31,
                                                                     1995              1994
          _________________________________________________________________________________
          (In thousands)                                       (UNAUDITED)

          ASSETS

          Current assets
            Cash and cash equivalents                          $   53,331        $   47,142
            Receivables, net of allowance for doubtful
              accounts of $44,864 and $37,937                      75,808            60,192
            Inventories                                            25,679            26,374
            Deferred income taxes                                  39,067            27,906
            Prepaid expenses and other                             12,127            17,901
          _________________________________________________________________________________
                 Total current assets                             206,012           179,515
          Property and equipment, net of accumulated
            depreciation of $426,661 and $404,965               1,375,930         1,374,992
          Other assets, net                                       107,732            86,932
          _________________________________________________________________________________
                                                               $1,689,674        $1,641,439
          =================================================================================

          LIABILITIES AND STOCKHOLDERS' EQUITY

          Current liabilities
            Accounts payable                                   $   58,582        $   74,361
            Accrued expenses                                       88,826            73,744
            Income taxes payable                                   10,668                 -
            Current maturities of long-term debt                    1,464             3,986
          _________________________________________________________________________________
                 Total current liabilities                        159,540           152,091
          Long-term debt, net of current maturities               329,336           359,584
          Other liabilities, including deferred income taxes
            of $113,110 and $90,400                               121,901            98,842
          _________________________________________________________________________________
                 Total liabilities                                610,777           610,517
          _________________________________________________________________________________

          Commitments and contingencies

          Stockholders' equity
            Common stock:  91,118 and 90,996 shares outstanding       940               940
            Additional paid-in capital and other                  701,517           699,116
            Retained earnings                                     531,883           487,007
            Treasury stock, at cost:  26,456 and 26,578 shares   (155,443)         (156,141)
          _________________________________________________________________________________
                 Total stockholders' equity                      1,078,897        1,030,922
          _________________________________________________________________________________
                                                                $1,689,674       $1,641,439
          =================================================================================

          See notes to condensed consolidated financial statements.

       CONDENSED CONSOLIDATED                      Mirage Resorts, Incorporated
       STATEMENTS OF INCOME (UNAUDITED)
       ________________________________________________________________________
       Three months ended March 31                             1995        1994
       ________________________________________________________________________
       (In thousands, except per share amounts)


       Gross revenues                                      $383,413    $331,074
       Less-promotional allowances                          (30,475)    (30,620)
       ________________________________________________________________________
                                                            352,938     300,454
       ________________________________________________________________________
       Costs and expenses
        Casino-hotel operations                             200,099     185,423
        General and administrative                           37,810      35,393
        Depreciation and amortization                        21,041      23,513
        Corporate expense                                     8,431       7,858
       ________________________________________________________________________
                                                            267,381     252,187
       ________________________________________________________________________
       Operating income                                      85,557      48,267
       ________________________________________________________________________
       Other income and (expenses)
        Interest and other income                             2,861       1,478
        Interest cost                                        (9,597)    (14,299)
        Interest capitalized                                  2,359       1,646
        Other, net                                               10        (182)
       ________________________________________________________________________
                                                             (4,367)    (11,357)
       ________________________________________________________________________
       Income before income taxes and extra-
        ordinary item                                        81,190      36,910
        Provision for income taxes                          (29,529)    (13,562)
       ________________________________________________________________________
       Income before extraordinary item                      51,661      23,348
        Extraordinary item-loss on early retirement
          of debt, net of applicable income tax benefit      (6,785)          -
       ________________________________________________________________________
       Net income                                          $ 44,876    $ 23,348
       ========================================================================
       Income per share of common stock
        Income before extraordinary item                   $   0.54    $   0.24
        Extraordinary item-loss on early retirement
          of debt, net of applicable income tax benefit       (0.07)          -
       ________________________________________________________________________
       Net income per share of common stock                $   0.47    $   0.24
       ========================================================================

       See notes to condensed consolidated financial statements.

          CONDENSED CONSOLIDATED                                  Mirage Resorts, Incorporated
          STATEMENTS OF CASH FLOWS (UNAUDITED)
          ____________________________________________________________________________________
          Three months ended March 31                                        1995         1994
          ____________________________________________________________________________________
          (In thousands)


          Cash flows from operating activities
            Net income                                                   $ 44,876     $ 23,348
            Adjustments to reconcile net income to net cash provided
              by operating activities
                Provision for losses on receivables                         7,289        5,923
                Depreciation and amortization of property and equipment,
                  including amounts reported as corporate expense          22,050       24,388
                Amortization of debt discount and issuance costs            3,143        3,458
                Other amortization                                          1,095        1,075
                Loss on early retirement of debt                           10,439            -
                Deferred income taxes                                      11,549        5,033
                Changes in assets and liabilities
                  Net increase in receivables                             (22,905)      (8,997)
                  Net decrease in other current assets                      6,469        6,216
                  Decrease in trade accounts payable                      (17,558)     (21,654)
                  Increase in other current liabilities                    17,560       15,287
                Other, net                                                 (1,666)         986
          ____________________________________________________________________________________
                         Net cash provided by operating activities         82,341       55,063
          ____________________________________________________________________________________

          Cash flows from investing activities
            Capital expenditures                                          (24,025)     (21,123)
            Joint venture and other equity investments                    (18,387)      (5,038)
            Other, net                                                         48          694
          ____________________________________________________________________________________
                         Net cash used for investing activities           (42,364)     (25,467)
          ____________________________________________________________________________________

          Cash flows from financing activities
            Borrowings under bank credit facilities                         5,000       20,000
            Repayments of borrowings under bank credit facilities         (25,000)     (17,000)
            Other principal payments of debt                              (15,353)     (28,196)
            Other, net                                                      1,565        2,614
          ____________________________________________________________________________________
                         Net cash used for financing activities           (33,788)     (22,582)
          ____________________________________________________________________________________

          Cash and cash equivalents
            Increase for the period                                         6,189        7,014
            Balance, beginning of period                                   47,142       57,462
          ____________________________________________________________________________________
            Balance, end of period                                       $ 53,331     $ 64,476
          ====================================================================================

          Supplemental cash flow disclosure
            Interest paid, net of amounts capitalized                    $  3,961     $  4,100
          ____________________________________________________________________________________

          See notes to condensed consolidated financial statements.

          NOTES TO CONDENSED CONSOLIDATED      Mirage Resorts, Incorporated
          FINANCIAL STATEMENTS (UNAUDITED)
          _________________________________________________________________

          Note 1 - Basis of Presentation

          Mirage Resorts, Incorporated (the "Company"), through wholly owned Nevada subsidiaries, owns and operates some of the most successful casino-based entertainment resorts in the world. These facilities include The Mirage and Treasure Island on the Las Vegas Strip, the Golden Nugget in downtown Las Vegas and the Golden Nugget-Laughlin in Laughlin, Nevada. The Company also owns 120 acres formerly occupied by the Dunes Hotel, Casino and Country Club on the Las Vegas Strip on which it is planning to develop a major new luxury hotel, casino and resort facility.

          The condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the Company's 1994 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report. The Condensed Consolidated Balance Sheet at December 31, 1994 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

          In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been included. The interim results reflected in the condensed consolidated financial statements are not necessarily indicative of expected results for the full year.

          Certain amounts  in  the 1994  condensed  consolidated  financial statements have  been  reclassified  to  conform  with  the  1995 presentation. These reclassifications had no effect on the Company's net income.

          Note 2 - Long-Term Debt

          Early Retirement of Debt

          On March 13, 1995, the Company called for redemption the remaining $125,991,000 outstanding principal amount of the 9 7/8% first mortgage notes collateralized by The Mirage and Treasure Island. The notes (originally scheduled to mature on October 1,
          2000) were redeemed on April 12, 1995 at the initial stated redemption price of 106.5% of the principal amount. The redemption premium and the write-off of the unamortized debt issue costs resulted in an extraordinary loss of $6.8 million, net of applicable income tax benefits of $3.6 million, which is reflected in the accompanying 1995 Condensed Consolidated Statement of Income. The redemption was funded principally by borrowings under the Company's bank credit facility discussed below.

          Bank Credit Facility Amendment

          On April 6, 1995, the Company's $525 million revolving bank credit facility maturing in May 1999 was amended to increase the total availability to $1 billion (as so amended, the "Facility").

          Borrowings under the Facility bear interest at a specified premium over, at the Company's option, the prime rate or the one-,
          two-,  three-  or  six-month   London   Interbank   Offered  Rate
          ("LIBOR").   The premium  is based  on the  Company's  Annualized
          Funded Debt  Ratio (as  defined) and  the  rating of  its  senior
          indebtedness.   The  premium is  currently  zero for  prime  rate
          borrowings and one  percentage point for  LIBOR borrowings.   The
          Company incurs an annual commitment fee on the unused portion of the Facility, which is also based on the Company's Annualized Funded Debt Ratio and the rating of its senior indebtedness. The commitment fee is currently 0.20% per annum.

          The Company and its significant subsidiaries, excluding the subsidiary which owns and operates the Golden Nugget-Laughlin and certain other subsidiaries (the "Excluded Subsidiaries"), are directly liable for or have guaranteed the repayment of borrowings under the Facility. Borrowings under the Facility are currently uncollateralized. If the Company's Leverage Ratio (as defined) were to exceed 2.75 to 1.0, or if the rating of its senior indebtedness were to decline to below investment grade, the banks would be granted a first lien on the Company's Golden Nugget, Dunes and Shadow Creek Golf Course properties and certain other assets (including The Mirage and Treasure Island properties if the zero coupon first mortgage notes are then no longer outstanding). The Company has agreed, with certain limited exceptions, not to dispose of or further encumber such properties and assets.

          The credit agreement governing the Facility contains covenants requiring the Company and its subsidiaries (other than the Excluded Subsidiaries) to maintain a specified tangible net worth and certain financial ratios. The credit agreement also contains covenants that impose various restrictions (subject to permitted amounts) on the ability of the Company and its subsidiaries (other than the Excluded Subsidiaries) to, among other things, incur additional debt, commit funds to capital expenditures or new business ventures, make investments, merge or sell assets or pay dividends on or repurchase the Company's capital stock.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1995 AND 1994

          RESULTS OF OPERATIONS

          Financial Highlights
                                                                                      % Increase
          Three months ended March 31                            1995          1994   (Decrease)
          ______________________________________________________________________________________
          (Dollars in thousands, except per share amounts)
          Gross revenues
            The Mirage                                       $215,555      $173,961       23.9%
            Treasure Island                                    98,259        88,391       11.2%
            Golden Nugget                                      52,697        51,181        3.0%
            Golden Nugget-Laughlin                             16,902        17,541       (3.6)%
          _____________________________________________________________________________________
                                                             $383,413      $331,074       15.8%
          _____________________________________________________________________________________
          Net revenues
            The Mirage                                       $198,144      $155,767       27.2%
            Treasure Island                                    91,447        82,154       11.3%
            Golden Nugget                                      48,010        46,634        3.0%
            Golden Nugget-Laughlin                             15,337        15,899       (3.5)%
          _____________________________________________________________________________________
                                                             $352,938      $300,454       17.5%
          _____________________________________________________________________________________
          Operating income
            The Mirage                                       $ 58,875      $ 29,112      102.2%
            Treasure Island                                    22,653        15,058       50.4%
            Golden Nugget                                       9,886         9,400        5.2%
            Golden Nugget-Laughlin                              2,574         2,555        0.7%
            Corporate expense                                  (8,431)       (7,858)       7.3%
          _____________________________________________________________________________________
                                                             $ 85,557      $ 48,267       77.3%
          _____________________________________________________________________________________
          Operating margin (operating income/net revenues)
            The Mirage                                          29.7%         18.7%     11.0pts
            Treasure Island                                     24.8%         18.3%      6.5pts
            Golden Nugget                                       20.6%         20.2%      0.4pts
            Golden Nugget-Laughlin                              16.8%         16.1%      0.7pts
            Company-wide                                        24.2%         16.1%      8.1pts
          _____________________________________________________________________________________
          Income before extraordinary item                   $ 51,661      $ 23,348      121.3%
          Net income                                         $ 44,876      $ 23,348       92.2%
          _____________________________________________________________________________________
          Income per share before extraordinary item         $   0.54      $   0.24      125.0%
          Net income per share                               $   0.47      $   0.24       95.8%
          _____________________________________________________________________________________
          Company-wide table games win percentage               22.2%         16.9%      5.3pts
          Company-wide occupancy of standard guest rooms        98.5%         98.1%      0.4pts
          _____________________________________________________________________________________

          Earnings per share before extraordinary and non-recurring items of $0.54 in the 1995 first quarter set a new quarterly record for the Company, exceeding the previous record of $0.42 per share achieved in the third quarter of 1994. Gross revenues of $383.4 million also set a new quarterly record.

          The Company's overall table games win percentage was 22.2%, versus 16.9% in the first quarter of 1994. By comparison, the Company's overall win percentage for the full years 1993 and 1994 was 19.3% and 18.8%, respectively.

          The Mirage had the best quarter in its five-year history. Its gross revenues and operating income increased by 23.9% and 102.2%, respectively, over the prior-year quarter. These results were achieved despite having approximately 6% fewer available room-nights during the 1995 quarter due to the ongoing guest room enhancement program which commenced in late February and is expected to be completed by mid-August of this year. The room enhancement program will result in approximately 9% fewer available room-nights at The Mirage for the full year 1995, which is expected to impact the Company's results of operations.

          The substantial improvement in The Mirage's operating results primarily reflects a $36.2 million, or 62.1%, increase in table games revenues reflecting a 13.6% increase in activity and a higher than historical average win percentage. Slot revenues at The Mirage also increased by $3.8 million, or 15.4%.

          Even with fewer available room-nights, The Mirage's gross non-casino revenues were up by almost 2% over the 1994 first quarter. This improvement is attributable to a 19.7% increase in entertainment revenues principally reflecting additional performances by Siegfried & Roy, as well as an increase in the average ticket price for the show.

          Treasure Island also had an excellent 1995 first quarter. Its gross revenues and operating income rose by 11.2% and 50.4%, respectively, over the prior-year period. The improvement in revenues represents increases of $3.6 million in casino revenues and $6.3 million in gross non-casino revenues. The growth in casino revenues is mostly attributable to a $3.2 million, or 21.7%, increase in table games revenues reflecting an improvement in both activity and the win percentage. Room revenues increased by $3.2 million, or 16.4%, over the 1994 quarter reflecting an improvement in both occupancy and the average room rate. The remainder of the increase in Treasure Island's gross non-casino revenues is attributable to a $3.1 million, or 48.2%, increase in entertainment revenues reflecting an increase in occupancy and the average ticket price for the spectacular show "Mystere," performed by the world-renowned Cirque du Soleil.

          The Golden Nugget in downtown Las Vegas exceeded its strong results of the prior-year period, despite ongoing construction of the Fremont Street Experience. Its gross revenues rose by 3.0% and its operating income grew by 5.2%. The increase in revenues is primarily due to a $1.1 million, or 5.7%, improvement in gross non-casino revenues principally reflecting the additional revenues from the new country/western show "Country Fever," which opened in June 1994. Casino revenues also showed a modest improvement. Slot revenues increased by $2.2 million, or 12.4%, offsetting a $1.7 million, or 13.5%, decline in table games revenues.

          Under continuing difficult market conditions, the Golden Nugget-Laughlin approximately equaled its results of the prior-year period. Its gross revenues declined by 3.6% while its operating income was approximately unchanged. The decline in revenues is principally due to a 4.5% reduction in slot revenues.

          Other Factors Affecting Earnings

          Interest cost,  net  of  amounts capitalized,  declined  by  $5.4 million, or 42.8%, primarily reflecting debt levels that on average were approximately 37% lower than they were in the prior-year period.

          On March 13, 1995, the Company called for redemption the remaining $126.0 million principal amount of the 9 7/8% first mortgage notes collateralized by The Mirage and Treasure Island. The notes were redeemed on April 12, 1995 at the initial stated redemption price of 106.5% of the principal amount. Although management believes that it was economically advantageous for the Company to retire such notes prior to their October 1, 2000 maturity, the call premium and the write-off of the unamortized debt issue costs resulted in a $6.8 million ($0.07 per share) extraordinary charge in the 1995 first quarter. There were no similar extraordinary charges in the prior-year first quarter.

          CAPITAL RESOURCES AND LIQUIDITY

          Funds from Operations

          During the first quarter of both 1995 and 1994, cash flow from operations was the Company's principal source of funds for capital expenditures, investments, debt repayments and other corporate requirements. Net cash provided by operating activities (as shown in the accompanying Condensed Consolidated Statements of Cash Flows) was $82.3 million in the first quarter of 1995, representing an increase of $27.3 million, or 49.5%, over the 1994 period. This improvement principally reflects the Company's record 1995 first quarter operating results.

          Capital Spending

          Capital expenditures during the 1995 first quarter totaled $24.0 million. Of this amount, approximately $12 million relates to the guest room enhancement program at The Mirage. The project, which is being completed in phases, involves all 2,765 standard guest rooms and 61 of the 279 suites. The total cost of the project is expected to be approximately $55 million.

          A significant portion of the remaining capital expenditures during the 1995 period relates to the development of "Beau Rivage," a major new luxury casino-based entertainment resort the Company is planning to construct on the northern portion of the Dunes property at the corner of Flamingo Road and the Strip. Construction of Beau Rivage is currently expected to begin by the second half of 1995 and be completed in late 1997 or early 1998. Beau Rivage is expected to be the most ambitious and complex facility that the Company has ever developed. Management is determined to infuse the project with extraordinary originality and creativity. Although the construction plans and budget have not yet been finalized and are subject to change, the total cost of the project is anticipated to be less than $1 billion, exclusive of land costs.

          Capital expenditures during the 1994 period totaled $21.1 million, a substantial portion of which relates to the completion of certain projects at Treasure Island. The remaining amount primarily reflects maintenance capital spending as well as amounts associated with the Dunes site. Management believes in maintaining the Company's facilities in first-class condition. Maintenance capital spending for its four operating properties is anticipated to approximate $30 million per year.

          In early April 1995, a joint venture in which the Company is a 50% partner began construction of a new value-oriented hotel-casino resort on approximately 46 acres on the southern portion of the Dunes property near Tropicana Avenue. The facility is being developed under the working name "Project Victoria" and will feature approximately 3,000 guest rooms and an 88,000-square foot casino. The Company's partner in the venture is supervising the construction and will manage the resort without fee.

          Based on the current budget, the total cost of the project is anticipated to be approximately $280 million. This amount excludes the estimated value of the land which the Company contributed as equity to the venture.

          During 1994, the joint venture obtained a $175 million reducing revolving credit facility from a group of commercial banks to fund a substantial portion of the construction costs. The credit facility is collateralized by a first mortgage on all existing and future assets of the venture and is non-recourse to the Company. Under the joint venture agreement, the joint venture's debt is limited to the lesser of $200 million or 70% of the project cost, inclusive of land. The balance of the construction costs is being provided by equity contributions from the Company's partner and by equity contributions from the Company of up to $20 million, $5 million of which the Company previously contributed in cash.

          Financing and Liquidity

          During the first quarter of 1995, the Company used its existing cash balances and operating cash flow to further reduce its outstanding indebtedness by $35.4 million. This reduction principally consisted of a $20.0 million reduction in amounts outstanding under the Company's revolving bank credit facility and a $14.6 million prepayment of its floating rate aircraft loan.

          Principal payments of debt during the 1994 period primarily reflected the March 15 maturity of the remaining $27.0 million of floating rate first mortgage notes which were collateralized by The Mirage and Treasure Island.

          On April 6, 1995, the amount available under the Company's revolving bank credit facility was increased from $525 million to $1 billion. A substantial portion of the funds required for the April 12 redemption of the 9 7/8% first mortgage notes was provided by borrowings under the bank credit facility. At May 12, 1995, borrowings of $115.0 million were outstanding under the facility.

          At March 31, 1995, the Company had cash and cash equivalents of $53.3 million and net working capital of $46.5 million. Maturities of the Company's debt are relatively minor through
          1997. Management believes that the Company's existing cash balances, internally generated cash flows and amounts available under its bank credit facility will be sufficient to fund its projected capital expenditure needs and future debt obligations.

     PART II.    OTHER INFORMATION

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          10(a) 1995 Stock Option and Stock Appreciation Rights Plan. Incorporated by reference to Exhibit A to the Registrant's definitive Proxy Statement filed on April 18, 1995 under cover of Schedule 14A.

          10(b) Amendment No. 1 to Reducing Revolving Loan Agreement, dated as of April 6, 1995, among the Registrant, THE MIRAGE CASINO-HOTEL, Treasure Island Corp., Beau Rivage, MH, INC., GNLV, CORP., each bank party thereto, Bank of America National Trust and Savings Association, Bankers Trust Company, The Long-Term Credit Bank of Japan, Ltd., Los Angeles Agency, Societe Generale and Credit Lyonnais Los Angeles and Cayman Island Branches, as Co-Agents, and Bank of America National Trust and Savings Association, as Administrative Co-Agent (without schedules or exhibits).

          10(c) Amendment No. 1 to Joint Venture Agreement of Victoria Partners, dated as of April 17, 1995, between MRGS Corp. and Gold Strike L.V.

          10(d) Agreement between Denny's, Inc. and Beau Rivage, dated as of March 31, 1995 (without exhibits).

          10(e) Amended and Restated Lease, dated as of April 26, 1995, between MKB Company and Beau Rivage (without exhibits).

          11 Mirage Resorts, Incorporated - Computation of Net Income Per Share of Common Stock for the three-month periods ended March 31, 1995 and 1994.

          15 Letter from independent public accountants acknowledging awareness of the use of their report dated May 12, 1995 in the Registrant's registration statements.

          27     Financial Data Schedule.

     (b)  Reports on Form 8-K.

                 The Registrant filed no reports on Form 8-K during the three-month period ended March 31, 1995.

                                     SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Mirage Resorts, Incorporated


          May 12, 1995               by:     DANIEL R. LEE
          ____________                       ___________________________
              Date                           Daniel R. Lee
                                             Senior Vice President - Finance
                                             and Development, Chief Financial
                                             Officer and Treasurer (Principal
                                             Financial Officer)