Form 10-Q
period 1995-06-30
MIRAGE RESORTS INC
filed 1995-08-14
CIK 42246

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                              FORM 10-Q

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 1995

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

                            (702) 791-7111
  ________________________________________________________________________
         (Registrant's telephone number, including area code)

  ________________________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  YES   X   NO
      ____     ____

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common
  Stock, $0.008 par value, 91,143,710 shares outstanding as of August 4, 1995.

  PART I. FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

  The unaudited condensed consolidated financial information as of June 30, 1995 and for the three-month and six-month periods ended June 30, 1995 and 1994 included in this report was reviewed by Arthur Andersen LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.

           REVIEW REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
           ______________________________________________

  To the Directors and Stockholders
  of Mirage Resorts, Incorporated

  We have reviewed the accompanying condensed consolidated balance sheet of Mirage Resorts, Incorporated and subsidiaries (the "Company") as of June 30, 1995, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1995 and 1994 and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 1995 and 1994. These consolidated financial statements are the responsibility of the Company's management.

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

                                   ARTHUR ANDERSEN LLP
  Las Vegas, Nevada
  August 11, 1995


  CONDENSED CONSOLIDATED                                 Mirage Resorts, Incorporated
  BALANCE SHEETS
  ___________________________________________________________________________________
                                                        At June 30,   At December 31,
                                                               1995              1994
  ___________________________________________________________________________________
  (In thousands)                                       (Unaudited)


  ASSETS

  Current assets
    Cash and cash equivalents                            $   33,958        $   47,142
    Receivables, net of allowance for doubtful
      accounts of $48,439 and $37,937                        54,966            60,192
    Inventories                                              24,589            26,374
    Deferred income taxes                                    40,507            27,906
    Prepaid expenses and other                               15,647            17,901
  ___________________________________________________________________________________
         Total current assets                               169,667           179,515
  Property and equipment, net of accumulated
    depreciation of $430,662 and $404,965                 1,366,032         1,374,992
  Other assets, net                                         138,165            86,932
  ___________________________________________________________________________________
                                                         $1,673,864        $1,641,439
  ===================================================================================

  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities
    Accounts payable                                     $   54,722        $   74,361
    Accrued expenses                                         77,196            73,744
    Current maturities of long-term debt                      1,443             3,986
  ___________________________________________________________________________________
         Total current liabilities                          133,361           152,091
  Long-term debt, net of current maturities                 298,344           359,584
  Other liabilities, including deferred income taxes
    of $124,020 and $90,400                                 133,078            98,842
  ___________________________________________________________________________________
         Total liabilities                                  564,783           610,517
  ___________________________________________________________________________________

  Commitments and contingencies

  Stockholders' equity
    Common stock:  91,144 and 90,996 shares outstanding         940               940
    Additional paid-in capital and other                    702,975           699,116
    Retained earnings                                       560,501           487,007
    Treasury stock, at cost:  26,430 and 26,578 shares     (155,335)         (156,141)
  ___________________________________________________________________________________
         Total stockholders' equity                       1,109,081         1,030,922
  ___________________________________________________________________________________
                                                         $1,673,864        $1,641,439
  ===================================================================================

  SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED                                           Mirage Resorts, Incorporated
STATEMENTS OF INCOME (UNAUDITED)
_____________________________________________________________________________________________
                                                      Three Months            Six Months
                                                   ____________________  ____________________
For the periods ended June 30                        1995       1994       1995       1994
_____________________________________________________________________________________________
(In thousands, except per share amounts)

Gross revenues                                     $326,699    $333,959  $710,112    $665,033
Less-promotional allowances                         (27,569)    (27,546)  (58,044)    (58,166)
_____________________________________________________________________________________________
                                                    299,130     306,413   652,068     606,867
_____________________________________________________________________________________________
Costs and expenses
  Casino-hotel operations                           180,412     181,023   380,511     366,446
  General and administrative                         37,666      36,728    75,476      72,121
  Depreciation and amortization                      21,251      23,239    42,292      46,752
  Corporate expense                                   9,484       8,550    17,915      16,408
_____________________________________________________________________________________________
                                                    248,813     249,540   516,194     501,727
_____________________________________________________________________________________________
Operating income                                     50,317      56,873   135,874     105,140
_____________________________________________________________________________________________
Other income and (expenses)
  Interest and other income                             304       2,250     3,165       3,728
  Interest cost                                      (8,445)    (13,741)  (18,042)    (28,040)
  Interest capitalized                                2,118       2,175     4,477       3,821
  Other, net                                            230        (147)      240        (329)
_____________________________________________________________________________________________
                                                     (5,793)     (9,463)  (10,160)    (20,820)
_____________________________________________________________________________________________
Income before income taxes and extra-
 ordinary item                                       44,524      47,410   125,714      84,320
  Provision for income taxes                        (15,906)    (17,248)  (45,435)    (30,810)
_____________________________________________________________________________________________
Income before extraordinary item                     28,618      30,162    80,279      53,510
  Extraordinary item-loss on early retirements
    of debt, net of applicable income tax benefit         -      (4,564)   (6,785)     (4,564)
_____________________________________________________________________________________________
Net income                                         $ 28,618    $ 25,598  $ 73,494    $ 48,946
=============================================================================================
Income per share of common stock
  Income before extraordinary item                   $ 0.30      $ 0.32    $ 0.84      $ 0.56
  Extraordinary item-loss on early retirements
    of debt, net of applicable income tax benefit         -       (0.05)    (0.07)      (0.04)
_____________________________________________________________________________________________
Net income per share of common stock                 $ 0.30      $ 0.27    $ 0.77      $ 0.52
=============================================================================================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

  CONDENSED CONSOLIDATED                                          Mirage Resorts, Incorporated
  STATEMENTS OF CASH FLOWS (UNAUDITED)
  ____________________________________________________________________________________________
  Six months ended June 30                                                  1995          1994
  ____________________________________________________________________________________________
  (In thousands)

  CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                          $  73,494    $  48,946
    Adjustments to reconcile net income to net cash provided
      by operating activities
        Provision for losses on receivables                                11,371       10,098
        Depreciation and amortization of property and equipment,
          including amounts reported as corporate expense                  44,330       48,592
        Amortization of debt discount and issuance costs                    6,412        6,834
        Other amortization                                                  2,198        2,170
        Loss on early retirements of debt                                  10,439        7,022
        Deferred income taxes                                              21,019        9,126
        Changes in assets and liabilities
          Net (increase) decrease in receivables and other
            current assets                                                 (2,106)       5,272
          Net decrease in trade accounts payable and accrued expenses     (15,231)     (26,890)
        Other, net                                                         (4,388)       1,303
  ____________________________________________________________________________________________
                 Net cash provided by operating activities                147,538      112,473
  ____________________________________________________________________________________________

  CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                  (60,538)     (41,952)
    Joint venture and other equity investments                            (19,167)     (22,559)
    Other, net                                                             (3,338)      (1,884)
  ____________________________________________________________________________________________
                 Net cash used for investing activities                   (83,043)     (66,395)
  ____________________________________________________________________________________________

  CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings under bank credit facilities                               149,000      123,000
    Repayments of borrowings under bank credit facilities                 (76,300)     (90,000)
    Early retirements of public debt                                     (134,180)     (58,073)
    Other principal payments on debt                                      (15,729)     (29,343)
    Other, net                                                               (470)      (2,394)
  ____________________________________________________________________________________________
                 Net cash used for financing activities                   (77,679)     (56,810)
  ____________________________________________________________________________________________

  CASH AND CASH EQUIVALENTS
    Decrease for the period                                               (13,184)     (10,732)
    Balance, beginning of period                                           47,142       57,462
  ____________________________________________________________________________________________
    Balance, end of period                                              $  33,958    $  46,730
  ============================================================================================

  SUPPLEMENTAL CASH FLOW DISCLOSURES
    Cash paid during the period for
      Interest, net of amounts capitalized                              $  10,576    $  18,815
      Income taxes                                                         22,500        9,500
    Noncash investing activities
      Contribution of land in exchange for partnership interest            23,170            -
  ____________________________________________________________________________________________

  SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

  NOTES TO CONDENSED CONSOLIDATED            Mirage Resorts, Incorporated
  FINANCIAL STATEMENTS (UNAUDITED)
  _______________________________________________________________________

  Note 1 -  Basis of Presentation

  Mirage Resorts, Incorporated (the "Company"), through wholly owned Nevada subsidiaries, owns and operates some of the most successful casino-based entertainment resorts in the world. These resorts include The Mirage and Treasure Island on the Las Vegas Strip, the Golden Nugget in downtown Las Vegas and the Golden Nugget-Laughlin in Laughlin, Nevada. The Company also owns 120 acres formerly occupied by the Dunes Hotel, Casino and Country Club on the Las Vegas Strip on which it is planning to develop a major new luxury hotel, casino and resort facility. Additionally, the Company is a 50% partner in a joint venture which is currently constructing a 3,000-guest room, mid-priced resort on 46 acres adjacent to its planned luxury resort.

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

  Note 2 - Long-Term Debt

  EARLY RETIREMENT OF DEBT

  On March 13, 1995, the Company called for redemption the remaining $125,991,000 outstanding principal amount of the 9 7/8% first mortgage notes collateralized by The Mirage and Treasure Island. The notes (originally scheduled to mature on October 1, 2000) were redeemed on April 12, 1995 at the initial stated redemption price of 106.5% of the principal amount. The redemption premium and the write-off of the unamortized debt issue costs resulted in an extraordinary loss of $6.8 million, net of applicable income tax benefits of $3.6 million. The redemption was funded principally by borrowings under the Company's bank credit facility discussed below.

  BANK CREDIT FACILITY AMENDMENT

  On April 6, 1995, the Company's $525 million revolving bank credit facility maturing in May 1999 was amended to increase the total availability to $1 billion (as so amended, the "Facility").

  NOTES TO CONDENSED CONSOLIDATED             Mirage Resorts, Incorporated
  FINANCIAL STATEMENTS (UNAUDITED)
  ________________________________________________________________________

  Note 2 - Long-Term Debt (Continued)

  Borrowings under the Facility bear interest at a specified premium over, at the Company's option, the prime rate or the one-, two-, three- or six-month London Interbank Offered Rate ("LIBOR"). The premium is based on the Company's Annualized Funded Debt Ratio (as defined) and the rating of its zero coupon first mortgage notes. The premium is currently zero for prime rate borrowings and one percentage point for LIBOR borrowings. The Company incurs an annual commitment fee on the unused portion of the Facility, which is also based on the Company's Annualized Funded Debt Ratio and the rating of its first mortgage notes. The commitment fee is currently 0.20% per annum.

  The Company and its significant subsidiaries, excluding the subsidiary which owns and operates the Golden Nugget-Laughlin and certain other subsidiaries (the "Excluded Subsidiaries"), are directly liable for or have guaranteed the repayment of borrowings under the Facility. Borrowings under the Facility are currently uncollateralized. If the Company's Leverage Ratio (as defined) were to exceed 2.75 to 1.0, or if the rating of its first mortgage notes were to decline to below investment grade, the banks would be granted a first lien on the Company's Golden Nugget, Dunes and Shadow Creek Golf Course properties and certain other assets, including The Mirage and Treasure Island properties if the first mortgage notes are then no longer outstanding. The Company has agreed, with certain limited exceptions, not to dispose of or further encumber such properties and assets without the approval of its bank group.

  The credit agreement governing the Facility contains covenants requiring the Company and its subsidiaries (other than the Excluded Subsidiaries) to maintain a specified tangible net worth and certain financial ratios. The credit agreement also contains covenants that restrict to various permitted amounts the ability of the Company and its subsidiaries (other than the Excluded Subsidiaries) to, among other things, incur additional debt, commit funds to capital expenditures or new business ventures, make investments, merge or sell assets or pay dividends on or repurchase the Company's capital stock.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 1995 AND 1994

  RESULTS OF OPERATIONS

  FINANCIAL HIGHLIGHTS
                                                                          % Increase
  Three months ended June 30                       1995           1994     (Decrease)
  __________________________________________________________________________________
  (Dollars in thousands, except per share amounts)
  Gross revenues
    The Mirage                                   $166,550       $179,394      (7.2)%
    Treasure Island                                96,666         89,225        8.3%
    Golden Nugget                                  47,416         48,481      (2.2)%
    Golden Nugget-Laughlin                         16,067         16,859      (4.7)%
  __________________________________________________________________________________
                                                 $326,699       $333,959      (2.2)%
  __________________________________________________________________________________
  Net revenues
    The Mirage                                   $151,304       $163,640      (7.5)%
    Treasure Island                                89,974         83,291        8.0%
    Golden Nugget                                  43,298         44,130      (1.9)%
    Golden Nugget-Laughlin                         14,554         15,352      (5.2)%
  __________________________________________________________________________________
                                                 $299,130       $306,413      (2.4)%
  __________________________________________________________________________________
  Operating income
    The Mirage                                   $ 29,119       $ 41,148     (29.2)%
    Treasure Island                                21,317         14,289       49.2%
    Golden Nugget                                   7,092          7,813      (9.2)%
    Golden Nugget-Laughlin                          2,273          2,173        4.6%
    Corporate expense                              (9,484)        (8,550)      10.9%
  __________________________________________________________________________________
                                                 $ 50,317       $ 56,873     (11.5)%
  __________________________________________________________________________________
  Operating margin (operating income/net revenues)
    The Mirage                                      19.2%          25.1%    (5.9)pts
    Treasure Island                                 23.7%          17.2%      6.5pts
    Golden Nugget                                   16.4%          17.7%    (1.3)pts
    Golden Nugget-Laughlin                          15.6%          14.2%      1.4pts
    Company-wide                                    16.8%          18.6%    (1.8)pts
  __________________________________________________________________________________
  Income before extraordinary item               $ 28,618       $ 30,162      (5.1)%
  Net income                                     $ 28,618       $ 25,598       11.8%
  __________________________________________________________________________________
  Income per share before extraordinary item     $   0.30       $   0.32      (6.3)%
  Net income per share                           $   0.30       $   0.27       11.1%
  __________________________________________________________________________________
  Company-wide table games win percentage           17.6%          18.6%    (1.0)pts
  Company-wide occupancy of standard guest rooms    98.8%          99.1%    (0.3)pts
  __________________________________________________________________________________

  The Company's net income of $0.30 per share during the 1995 second quarter represents an 11.1% increase over the $0.27 per share reported in the prior-year period. Before deducting the extraordinary loss incurred in the 1994 quarter, earnings were approximately flat.

  The strong results of the 1995 second quarter were achieved notwithstanding a lower than historical average table games win percentage and extensive construction disruptions affecting operations at both The Mirage and the Golden Nugget in Las Vegas. The Company's overall table games win percentage was 17.6%, versus 18.6% in the prior-year quarter and 18.8% for the full year 1994. For the six full quarters since Treasure Island opened, the Company-wide table games win percentage was 19.2%.

  Operations at The Mirage were hampered during the entire 1995 second quarter by the ongoing construction on the guest room enhancement program. The program, which began in late February, involves refurbishing and enhancing all 2,765 of the standard guest rooms and 61 of the 279 suites. Nearly all of the enhanced rooms are now completed and have been very well received by the public. The construction, however, resulted in approximately 20% fewer available room nights at The Mirage in the 1995 second quarter versus the prior-year period. Occupancy of those standard guest rooms that were available was nearly 100% during both quarters.

  Despite accommodating almost 20% fewer hotel guests, table games activity at The Mirage declined by only 1.9% and slot revenues were down by only 1.4%. The Mirage's table games win percentage was lower than its historical average. Coupled with the decline in activity, this resulted in a $6.3 million, or 10.6%, reduction in table games revenues.

  The introduction of the enhanced guest rooms, together with the restricted guest room inventory, permitted a gradual increase in The Mirage's average room rate. Nevertheless, total room revenues declined by 9.3%, accounting for most of a $3.8 million decline in The Mirage's gross non-casino revenues.

  Treasure Island's results were particularly strong during the 1995 second quarter. The facility's gross revenues rose by 8.3%, while operating income increased by 49.2%. The improvement was broad-based, with casino and gross non-casino revenues increasing by $2.2 million and $5.2 million, respectively. The growth in casino revenues principally represents a 15.0% increase in table games revenues, with improvement in both the activity levels and the win percentage. Slot revenues also increased by 3.3%.

  Total room revenues at Treasure Island grew by $2.6 million, or 12.4%, primarily due to an increase in the average room rate. Treasure Island's standard guest rooms were nearly 100% occupied during each of the second quarters. The ongoing success of the popular show "Mystere" also contributed to the improvement in gross non-casino revenues.

  Operating results were essentially flat at the Company's two Golden Nugget properties. The Golden Nugget in downtown Las Vegas was impacted throughout the 1995 second quarter by construction of the Fremont Street Experience. This exciting new $70 million attraction is being built by a public/private partnership between the City of Las Vegas and the major downtown casino owners. Construction of the project began early in the 1994 third quarter and is scheduled to be completed in December of this year. Despite the ongoing construction disruptions, the Golden Nugget showed only a moderate decline in operating results principally reflecting lower table games revenues caused by a reduction in both its activity and its win percentage.

  The Golden Nugget-Laughlin continued  to show stable results  in a tough
  competitive  environment.     Effective cost  control measures  resulted
  in a  modest increase in  operating  income.

  OTHER FACTORS AFFECTING EARNINGS

  During the 1994 second quarter, the Company received a substantial sum of money in settlement of a lawsuit. The settlement, whose terms are required to be kept confidential, was determined to be in the best interest of the Company's stockholders. A portion of the proceeds from the settlement was credited to corporate expense, while the remainder was credited to interest and other income.

  Interest cost, net of amounts capitalized, declined  by $5.2 million, or
  45.3%,  primarily   reflecting  debt   levels  that   on  average   were
  approximately 41% lower than they were in the prior-year period.

  In May 1994, the Company obtained a $525 million revolving credit facility from a group of commercial banks, replacing its previous bank credit facility. On April 6, 1995, the amount available under the facility was increased to $1 billion. During the 1994 second quarter, the Company also retired approximately $55.2 million principal amount of the 9 7/8% first mortgage notes collateralized by The Mirage and Treasure Island.

  In connection with these retirements, and the write-off of the unamortized financing costs associated with the previous bank credit facility, the Company recorded an extraordinary charge of $4.6 million during the 1994 second quarter. There were no similar extraordinary charges during the 1995 quarter.

  COMPARISON OF OPERATING RESULTS FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 1995 AND 1994

  RESULTS OF OPERATIONS

  FINANCIAL HIGHLIGHTS
                                                                         % Increase
  Six months ended June 30                           1995        1994     (Decrease)
  _________________________________________________________________________________
  (Dollars in thousands, except per share amounts)

  Gross revenues
    The Mirage                                     $382,105    $353,355        8.1%
    Treasure Island                                 194,925     177,616        9.7%
    Golden Nugget                                   100,113      99,662        0.5%
    Golden Nugget-Laughlin                           32,969      34,400      (4.2)%
  _________________________________________________________________________________
                                                   $710,112    $665,033        6.8%
  _________________________________________________________________________________
  Net revenues
    The Mirage                                     $349,448    $319,407        9.4%
    Treasure Island                                 181,421     165,445        9.7%
    Golden Nugget                                    91,308      90,764        0.6%
    Golden Nugget-Laughlin                           29,891      31,251      (4.4)%
  _________________________________________________________________________________
                                                   $652,068    $606,867        7.4%
  _________________________________________________________________________________
  Operating income
    The Mirage                                     $ 87,994    $ 70,260       25.2%
    Treasure Island                                  43,970      29,347       49.8%
    Golden Nugget                                    16,978      17,213      (1.4)%
    Golden Nugget-Laughlin                            4,847       4,728        2.5%
    Corporate expense                               (17,915)    (16,408)       9.2%
  _________________________________________________________________________________
                                                   $135,874    $105,140       29.2%
  _________________________________________________________________________________
  Operating margin (operating income/net revenues)
    The Mirage                                        25.2%       22.0%      3.2pts
    Treasure Island                                   24.2%       17.7%      6.5pts
    Golden Nugget                                     18.6%       19.0%    (0.4)pts
    Golden Nugget-Laughlin                            16.2%       15.1%      1.1pts
    Company-wide                                      20.8%       17.3%      3.5pts
  _________________________________________________________________________________
  Income before extraordinary item                 $ 80,279    $ 53,510       50.0%
  Net income                                       $ 73,494    $ 48,946       50.2%
  _________________________________________________________________________________
  Income per share before extraordinary item        $  0.84     $  0.56       50.0%
  Net income per share                              $  0.77     $  0.52       48.1%
  _________________________________________________________________________________
  Company-wide table games win percentage             20.2%       17.7%      2.5pts
  Company-wide occupancy of standard guest rooms      98.6%       98.6%      0.0pts
  _________________________________________________________________________________

  Assisted by record 1995 first quarter operating results, the Company reported net income per share of $0.77 for the six-month period, representing a 48.1% increase over the $0.52 achieved during the first
  half of 1994.   Before  deducting extraordinary  charges in  both years,
  earnings per share were $0.84, versus $0.56 in the 1994 six-month period.

  During the first half of 1995, the Company's operating results benefited from a somewhat higher than historical average table games win percentage. The Company-wide table games win percentage was 20.2%, versus 17.7% in the prior-year period. As noted previously, for the six full quarters since Treasure Island opened, the Company's overall table games win percentage was 19.2%. Company-wide table games activity was also up 4.4% over the 1994 six-month period.

  Operating results at The Mirage showed improvement over the 1994 period, despite the impact of the guest room enhancement program. This improvement primarily represents a $30.0 million, or 25.5%, increase in table games revenues reflecting an increase in both activity and the win percentage. Slot revenues were also up $3.4 million, or 6.3%.

  Notwithstanding having approximately 12% fewer available room nights, The Mirage's gross non-casino revenues were down by only $2.5 million, or 1.5%. The impact of the reduction in room inventory was significantly lessened by a $2.8 million, or 12.7%, increase in gross entertainment revenues. This improvement principally reflects additional performances by the world-renowned Siegfried & Roy, as well as an increase in the average ticket price for the show.

  Treasure Island outpaced its 1994 operating results (its first full year of operation) in both the first and second quarters of 1995. As a result, for the first half of 1995, its gross revenues and operating income were up by $17.3 million and $14.6 million, respectively.

  The improvement in Treasure Island's revenues represents increases of $5.8 million, or 7.8%, in casino revenues and $11.5 million, or 11.1%, in gross non-casino revenues. The growth in casino revenues is mainly due to a $5.2 million, or 18.5%, increase in table games revenues reflecting an increase in both its activity and its win percentage. Room revenues were up $5.8 million, or 14.4%, principally reflecting an increase in the average room rate. The remainder of the improvement in gross non-casino revenues is primarily attributable to increases in occupancy, the number of performances and the average ticket price for Mystere.

  Similar to the second quarter, operating results at the two Golden Nugget properties were relatively flat during the six-month period. At the Golden Nugget in Las Vegas, a $1.4 million increase in gross non-casino revenues was substantially offset by a decline of almost $1.0 million in casino revenues. The growth in non-casino revenues is principally due to an entire six months of revenues from the new country/western show "Country Fever," which opened in mid-June 1994. Slot revenues grew by $3.2 million, or 8.6%, over the prior-year period. However, this improvement was more than offset by a $3.6 million decline in table games revenues caused by a reduction in both activity and the win percentage.

  The decline in the Golden Nugget-Laughlin's revenues primarily reflects a $1.2 million, or 5.2%, decrease in slot revenues. A reduction in payroll, promotional, advertising and various other costs and expenses resulted in an improvement in the operating margin and a slight increase in operating income.

  OTHER FACTORS AFFECTING EARNINGS

  The factors discussed previously with respect to the three-month periods had a similar effect on corporate expense, interest and other income and interest cost when comparing the six-month periods.

  The $6.8 million extraordinary charge incurred during the 1995 six-month period relates to the April 12 redemption of the remaining $126.0 million principal amount of the 9 7/8% first mortgage notes collateralized by The Mirage and Treasure Island.

  CAPITAL RESOURCES AND LIQUIDITY

  FUNDS FROM OPERATIONS

  Principally reflecting the substantial improvement in the Company's net income, net cash provided by operating activities (as shown in the Condensed Consolidated Statements of Cash Flows) was $147.5 million during the first six months of 1995. This represents a $35.1 million, or 31.2%, increase over the $112.5 million generated in the prior-year period.

  During both the 1995 and 1994 six-month periods, cash flow from operations was the Company's principal source of funds for capital expenditures, investments, debt repayments and other corporate requirements.

  CAPITAL SPENDING

  Capital expenditures during the 1995 six-month period totaled $60.5 million. Of this amount, approximately $35 million relates to the guest room enhancement program at The Mirage. When completed in late August, the total cost of the project is expected to be approximately $55 million.

  A significant portion of the remaining capital expenditures during the 1995 period relates to the preliminary development of "Bellagio," formerly known as "Beau Rivage." The Company is planning to construct this major new luxury casino-based entertainment resort on the portion of the Dunes property at the corner of Flamingo Road and the Strip. Bellagio is expected to be the most ambitious and complex facility that the Company has ever developed. Construction of the new resort is currently expected to be completed in late 1997 or early 1998. Although the construction plans and budget have not yet been finalized and are subject to change, the total cost of the project is anticipated to be approximately $1 billion, exclusive of land costs.

  Capital expenditures of $42.0 million during the 1994 period included amounts expended to upgrade the Company's slot machines and to complete certain projects at Treasure Island, which opened in October 1993. Management believes in maintaining the Company's facilities in first-class condition. Maintenance capital spending for its four operating properties is anticipated to approximate $30 million per year.

  In early April 1995, a joint venture in which the Company is a 50% partner began construction of a new value-oriented hotel-casino resort on approximately 46 acres on the portion of the Dunes property near Tropicana Avenue. The Victorian-themed facility will be named "Monte Carlo" and offer 3,024 guest rooms and a 90,000-square foot casino. The facility will also feature a theater which will showcase the exceptional talent of illusionist Lance Burton. The Company's partner in the venture, a subsidiary of Circus Circus Enterprises, Inc., is supervising the construction and will manage the resort without fee. Monte Carlo is currently scheduled to open in the summer of 1996.

  Based on the current budget, the total cost of the project is anticipated to be approximately $280 million. This amount excludes the estimated value of the 44 acres of land which the Company contributed as equity to the venture.

  The joint venture has obtained a $175 million reducing revolving credit facility from a group of commercial banks to fund a substantial portion of the construction costs. The credit facility is collateralized by a first mortgage on all existing and future assets of the venture and is non-recourse to the Company. Under the joint venture agreement, the joint venture's debt is limited to the lesser of $200 million or 70% of the project cost, inclusive of land. The balance of the construction costs is being provided by equity contributions from the Company's partner and by equity contributions from the Company of up to $20 million in cash, $5 million of which the Company previously contributed.

  In response to a request for proposals, on July 14, 1995, the Company submitted a proposal to the City of Atlantic City, New Jersey (the "City") to construct a 2,000-room luxury hotel-casino resort on a 178-acre site currently owned by the City. The Company's proposed resort features a 115,000-square foot casino, a large variety of casual and gourmet restaurants, shops and boutiques, nightclubs, theaters, a health spa and beauty salon and several thousand square feet of meeting and convention space. The construction cost and timing of the proposed project have not yet been determined.

  The Company's proposal also provides for the possibility of a second 2,000-room hotel-casino to be constructed on the site by another developer. The two facilities would be separately owned and operated and connected by an extensive retail and entertainment complex. The Company and Circus Circus Enterprises, Inc. have announced that they are pursuing the negotiation of a joint development agreement for the site in the event that the City selects the Company as the successful bidder. The City is expected to select the developer for the site in early September. Separately, in June 1995, the New Jersey Casino Control Commission found the Company suitable to hold the stock of a New Jersey casino licensee.

  On July 24, 1995, the Company entered into an agreement with a wholly owned subsidiary of Capital Gaming International, Inc. to purchase the stock of the subsidiary which owns a riverboat casino and related gaming license in New Orleans, Louisiana. Under the terms of the agreement, the total purchase price is $55 million plus the assumption of equipment financing of up to $6.5 million. The casino has ceased operating and, on July 28, 1995, the subsidiary became the debtor-in-possession in a Chapter 11 bankruptcy proceeding. Closing of the purchase is subject to numerous contingencies, including the receipt of requisite licenses and other state and local approvals, approval of creditors and the bankruptcy court and the acquisition of a site suitable to the Company at which to operate the riverboat. Accordingly, there is no assurance that the purchase will be consummated. If the purchase is consummated, the Company currently plans to move the riverboat to a site in Lake Charles, Louisiana.

  FINANCING AND LIQUIDITY

  During the first six months of 1995, the Company used existing cash balances, operating cash flow and net borrowings under its bank credit facility to further reduce its outstanding indebtedness. This reduction principally consists of the redemption of the remaining $126.0 million principal amount of 9 7/8% first mortgage notes and a $14.6 million prepayment on its floating rate aircraft loan.

  Principal payments on debt during the 1994 period primarily reflect the retirement of $55.2 million of the 9 7/8% notes and the March 15 maturity of the remaining $27.0 million of floating rate first mortgage notes also associated with The Mirage and Treasure Island.

  At June 30, 1995, the Company had cash and cash equivalents of $34.0 million and net working capital of $36.3 million. Maturities of the Company's debt are relatively minor through 1997. Management believes that the Company's existing cash balances, anticipated operating cash flow and amounts available under its bank credit facility will be sufficient to meet its future debt obligations and projected capital expenditure needs. However, should the Company determine to proceed with a new project not currently contemplated, additional financing may be required.

PART II.    OTHER INFORMATION


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)         The   Registrant's   1995  Annual  Meeting  of Stockholders (the
            "Meeting") was held on May 25, 1995.

(c)         At  the  Meeting,  Stephen  A.  Wynn  and  Ronald M. Popeil were elected to serve three-year terms as members of the Board of Directors. The results of the voting were as follows: Mr. Wynn-73,238,806 shares for and 241,676 shares withheld; Mr. Popeil-73,239,794 shares for and 240,688 shares withheld. Additionally, at the Meeting the stockholders voted to approve the Registrant's 1995 Stock Option and Stock Appreciation Rights Plan by a vote of 50,693,292 shares in favor and 22,532,344 shares opposed, with 254,846 shares abstaining.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     10.1 Amendment No. 2 to Reducing Revolving Loan Agreement, dated as of June 30, 1995, among Victoria Partners, each bank party thereto, The Long-Term Credit Bank of Japan, Ltd., Los Angeles Agency and Societe Generale, as Co-Agents, and Bank of America National Trust and Savings Association, as Administrative Agent (without Exhibit).

     10.2   Stock   Purchase   Agreement,   dated   July  24, 1995, among the
            Registrant, Capital Gaming International, Inc. and Crescent City Capital Development Corporation.

     10.3 Amendment No. 3 to Reducing Revolving Loan Agreement, dated as of July 28, 1995, among Victoria Partners, each bank party thereto, The Long-Term Credit Bank of Japan, Ltd., Los Angeles Agency and Societe Generale, as Co-Agents, and Bank of America National Trust and Savings Association, as Administrative Agent.

     11     Mirage   Resorts,   Incorporated - Computation  of Net Income Per
            Share of Common Stock for the three-month and six-month periods ended June 30, 1995 and 1994.

     15     Letter   from   independent   public   accountants  acknowledging
            awareness of the use of their report dated August 11, 1995 in the Registrant's registration statements.

     27     Financial Data Schedule.

(b)  Reports on Form 8-K.

            On January 19, 1995 (subsequently amended on January 24, 1995), the Registrant filed a Current Report on Form 8-K, dated December 9, 1994. The Registrant reported under Item 5 (i) the formation of Victoria Partners, a joint venture in which the Registrant is a 50% partner and (ii) that Victoria Partners had obtained a $175 million reducing revolving credit facility from a group of commercial banks. The Registrant filed no reports on Form 8-K during the three-month period ended June 30, 1995.

                              SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Mirage Resorts, Incorporated



  August 11, 1995               by:  DANIEL R. LEE
  _______________                    _____________________________________
       Date                          Daniel R. Lee
                                     Senior Vice President  -  Finance and
                                     Development,  Chief Financial Officer
                                     and Treasurer (Principal Financial
                                     Officer)