Form 10-Q
period 1995-09-30
MIRAGE RESORTS INC
filed 1995-11-13
CIK 42246

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1995

                                    OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________ to ___________

     Commission File No. 1-6697

                        Mirage Resorts, Incorporated
     ________________________________________________________________
          (Exact name of Registrant as specified in its charter)

                  Nevada                           88-0058016
     _______________________________     ____________________________
     (State or other jurisdiction of     (I.R.S. Employer Identifica-
     incorporation or organization)      tion No.)

         3400 Las Vegas Boulevard South, Las Vegas, Nevada  89109
     ________________________________________________________________
            (Address of principal executive offices - Zip Code)

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

     YES   X     NO
         _____       _____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $0.008 par value, 91,443,440 shares outstanding as of October 31, 1995.

          PART I.  FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

          The unaudited condensed consolidated financial information as of September 30, 1995 and for the three-month and nine-month periods ended September 30, 1995 and 1994 included in this report was reviewed by Arthur Andersen LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.

                   REVIEW REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   _______________________________________________


          To the Directors and Stockholders
          of Mirage Resorts, Incorporated



          We have reviewed the accompanying condensed consolidated balance sheet of Mirage Resorts, Incorporated and subsidiaries (the "Company") as of September 30, 1995, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1995 and 1994 and the related condensed consolidated statements of cash flows for the nine-
          month periods ended September 30, 1995 and 1994. These consolidated financial statements are the responsibility of the Company's management.

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




                                          ARTHUR ANDERSEN LLP



          Las Vegas, Nevada
          November 10, 1995


          CONDENSED CONSOLIDATED                                        Mirage Resorts, Incorporated
          BALANCE SHEETS
          __________________________________________________________________________________________

                                                                 At September 30,     At December 31,
                                                                            1995                1994
          __________________________________________________________________________________________
          (In thousands)                                              (UNAUDITED)

          ASSETS

          Current assets
            Cash and cash equivalents                                 $   34,980          $   47,142
            Receivables, net of allowance for doubtful
              accounts of $54,245 and $37,937                             71,158              60,192
            Inventories                                                   24,865              26,374
            Deferred income taxes                                         40,655              27,906
            Prepaid expenses and other                                    16,500              17,901
          __________________________________________________________________________________________
                 Total current assets                                    188,158             179,515
          Property and equipment, net of accumulated
            depreciation of $452,353 and $404,965                      1,376,518           1,374,992
          Other assets, net                                              136,511              86,932
          __________________________________________________________________________________________
                                                                      $1,701,187          $1,641,439
          ==========================================================================================

          LIABILITIES AND STOCKHOLDERS' EQUITY

          Current liabilities
            Accounts payable                                          $   59,994          $   74,361
            Accrued expenses                                              80,129              73,744
            Current maturities of long-term debt                             108               3,986
          __________________________________________________________________________________________
                 Total current liabilities                               140,231             152,091
          Long-term debt, net of current maturities                      258,156             359,584
          Other liabilities, including deferred income taxes
            of $133,843 and $90,400                                      144,644              98,842
          __________________________________________________________________________________________
                 Total liabilities                                       543,031             610,517
          __________________________________________________________________________________________

          Commitments and contingencies

          Stockholders' equity
            Common stock:  91,385 and 90,996 shares outstanding              940                 940
            Additional paid-in capital and other                         705,488             699,116
            Retained earnings                                            605,696             487,007
            Treasury stock, at cost:  26,189 and 26,578 shares          (153,968)           (156,141)
          __________________________________________________________________________________________
                 Total stockholders' equity                            1,158,156           1,030,922
          __________________________________________________________________________________________
                                                                      $1,701,187          $1,641,439
          ==========================================================================================

          SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


     CONDENSED CONSOLIDATED                                                      Mirage Resorts, Incorporated
     STATEMENTS OF INCOME (UNAUDITED)
     ________________________________________________________________________________________________________

                                                                 Three Months                Nine Months
                                                            _____________________     _______________________
     For the periods ended September 30                        1995         1994           1995         1994
     ________________________________________________________________________________________________________
     (In thousands, except per share amounts)

     Gross revenues                                         $366,739     $365,769     $1,076,851   $1,030,802
     Less-promotional allowances                             (31,586)     (29,424)       (89,630)     (87,590)
     ________________________________________________________________________________________________________
                                                             335,153      336,345        987,221      943,212
     ________________________________________________________________________________________________________
     Costs and expenses
      Casino-hotel operations                                193,044      191,080        573,555      557,526
      General and administrative                              37,348       35,580        112,824      107,701
      Depreciation and amortization                           22,358       23,590         64,650       70,342
      Corporate expense                                        9,278       11,166         27,193       27,574
     ________________________________________________________________________________________________________
                                                             262,028      261,416        778,222      763,143
     ________________________________________________________________________________________________________
     Operating income                                         73,125       74,929        208,999      180,069
     ________________________________________________________________________________________________________
     Other income and (expenses)
      Interest and other income                                1,363        1,001          4,528        4,729
      Interest cost                                           (7,720)     (12,971)       (25,762)     (41,011)
      Interest capitalized                                     2,353        1,988          6,830        5,809
      Other, net                                                 965       (3,072)         1,205       (3,401)
     ________________________________________________________________________________________________________
                                                              (3,039)     (13,054)       (13,199)     (33,874)
     ________________________________________________________________________________________________________
     Income before income taxes and extra-
      ordinary item                                           70,086       61,875        195,800      146,195
      Provision for income taxes                             (24,891)     (22,370)       (70,326)     (53,180)
     ________________________________________________________________________________________________________
     Income before extraordinary item                         45,195       39,505        125,474       93,015
      Extraordinary item-loss on early retirements
        of debt, net of applicable income tax benefit              -       (2,773)        (6,785)      (7,337)
     ________________________________________________________________________________________________________
     Net income                                             $ 45,195     $ 36,732     $  118,689   $   85,678
     ========================================================================================================
     Income per share of common stock
      Income before extraordinary item                      $   0.47     $   0.42     $     1.31   $     0.98
      Extraordinary item-loss on early retirements
        of debt, net of applicable income tax benefit              -        (0.03)         (0.07)       (0.08)
     ________________________________________________________________________________________________________
     Net income per share of common stock                   $   0.47     $   0.39     $     1.24   $     0.90
     ========================================================================================================

     SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


     CONDENSED CONSOLIDATED                                        Mirage Resorts, Incorporated
     STATEMENTS OF CASH FLOWS (UNAUDITED)
     __________________________________________________________________________________________
     Nine months ended September 30                                          1995          1994
     __________________________________________________________________________________________
     (In thousands)
     Cash flows from operating activities
     Net income                                                         $ 118,689     $  85,678
     Adjustments to reconcile net income to net cash provided
       by operating activities
         Provision for losses on receivables                               17,300        15,418
         Depreciation and amortization of property and equipment,
           including amounts reported as corporate expense                 67,599        73,061
         Amortization of debt discount and issuance costs                   9,755        10,196
         Other amortization                                                 3,233         3,443
         Loss on early retirements of debt                                 10,439        11,287
         Deferred income taxes                                             30,694        21,452
         Changes in assets and liabilities
           Net increase in receivables and other current assets           (25,356)      (15,563)
           Net decrease in trade accounts payable and accrued expenses     (7,259)      (12,730)
         Other, net                                                        (5,132)         (192)
     __________________________________________________________________________________________
                    Net cash provided by operating activities             219,962       192,050
     __________________________________________________________________________________________

     Cash flows from investing activities
       Capital expenditures                                               (95,178)      (58,203)
       Joint venture and other equity investments                         (19,884)      (22,660)
       Proceeds from sales of investments                                   8,249        17,913
       Other, net                                                          (9,283)       (2,080)
     __________________________________________________________________________________________
                    Net cash used for investing activities               (116,096)      (65,030)
     __________________________________________________________________________________________

     Cash flows from financing activities
       Borrowings under bank credit facilities                            154,000       153,000
       Repayments of borrowings under bank credit facilities             (119,000)     (145,000)
       Early retirements of public debt                                  (134,180)     (117,314)
       Other principal payments on debt                                   (22,279)      (30,486)
       Other, net                                                           5,431        (2,263)
     __________________________________________________________________________________________
                    Net cash used for financing activities               (116,028)     (142,063)
     __________________________________________________________________________________________

     Cash and cash equivalents
       Decrease for the period                                            (12,162)      (15,043)
       Balance, beginning of period                                        47,142        57,462
     __________________________________________________________________________________________
       Balance, end of period                                           $  34,980     $  42,419
     ==========================================================================================

     Supplemental cash flow disclosures
       Cash paid during the period for
         Interest, net of amounts capitalized                           $  14,708     $  25,718
         Income taxes                                                      29,500        20,500
       Noncash investing activities
         Contribution of land in exchange for partnership interest         23,170             -
     __________________________________________________________________________________________

     SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

          NOTES TO CONDENSED CONSOLIDATED      Mirage Resorts, Incorporated
          FINANCIAL STATEMENTS (UNAUDITED)
          _________________________________________________________________

          Note 1 - Basis of Presentation

          Mirage Resorts, Incorporated (the "Company"), through wholly owned Nevada subsidiaries, owns and operates some of the most successful casino-based entertainment resorts in the world. These resorts include The Mirage and Treasure Island on the Las Vegas Strip, the Golden Nugget in downtown Las Vegas and the Golden Nugget-Laughlin in Laughlin, Nevada. The Company also owns 120 acres formerly occupied by the Dunes Hotel, Casino and Country Club on the Las Vegas Strip on which it recently began construction of Bellagio, a major new 3,000-guest room luxury hotel, casino and resort facility. Additionally, the Company is a 50% partner in a joint venture which is currently constructing Monte Carlo, a 3,024-guest room, mid-priced resort on 46 acres adjacent to the Bellagio site.

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

          NOTES TO CONDENSED CONSOLIDATED      Mirage Resorts, Incorporated
          FINANCIAL STATEMENTS (UNAUDITED)
          _________________________________________________________________

          BANK CREDIT FACILITY AMENDMENT

          On April 6, 1995, the Company's $525 million revolving bank credit facility maturing in May 1999 was amended to increase the total availability to $1 billion (as so amended, the "Facility").

          Borrowings under the Facility bear interest at a specified premium over, at the Company's option, the prime rate or the one-, two-, three- or six-month London Interbank Offered Rate ("LIBOR"). The premium is based on the Company's Annualized Funded Debt Ratio (as defined) and the rating of its zero coupon first mortgage notes. The premium is currently zero for prime rate borrowings and 75 basis points for LIBOR borrowings. Alternatively, the Company may request bids from the participating banks, which in the past has resulted in borrowings at less than these premiums. The Company incurs an annual commitment fee on the unused portion of the Facility, which is also based on the Company's Annualized Funded Debt Ratio and the rating of its first mortgage notes. The commitment fee is currently 0.1625% per annum.

          The Company and its significant subsidiaries, excluding the subsidiary which owns and operates the Golden Nugget-Laughlin and certain other subsidiaries (the "Excluded Subsidiaries"), are directly liable for or have guaranteed the repayment of borrowings under the Facility. Borrowings under the Facility are currently uncollateralized. If the Company's Leverage Ratio (as defined) were to exceed 2.75 to 1.0, or if the rating of its first mortgage notes were to decline to below investment grade, the banks would be granted a first lien on the Company's Golden Nugget, Bellagio and Shadow Creek Golf Course properties and certain other assets, including The Mirage and Treasure Island properties if the first mortgage notes are then no longer outstanding. The Company has agreed, with certain limited exceptions, not to dispose of or further encumber such properties and assets without the approval of its bank group.

          The credit agreement governing the Facility contains covenants requiring the Company and its subsidiaries (other than the Excluded Subsidiaries) to maintain a specified tangible net worth and certain financial ratios. The credit agreement also contains covenants that limit to various permitted amounts the ability of the Company and its subsidiaries (other than the Excluded Subsidiaries) to, among other things, incur additional debt, commit funds to capital expenditures or new business ventures, make investments, merge or sell assets or pay dividends on or repurchase the Company's capital stock.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1994

          RESULTS OF OPERATIONS

          FINANCIAL HIGHLIGHTS

                                                                                       % Increase
          Three months ended September 30                         1995         1994    (Decrease)
          _______________________________________________________________________________________
          (Dollars in thousands, except per share amounts)
          Gross revenues
            The Mirage                                        $200,630     $202,866        (1.1)%
            Treasure Island                                    100,270       94,075          6.6%
            Golden Nugget                                       50,584       53,275        (5.1)%
            Golden Nugget-Laughlin                              15,255       15,553        (1.9)%
          _______________________________________________________________________________________
                                                              $366,739     $365,769          0.3%
          _______________________________________________________________________________________
          Net revenues
            The Mirage                                        $183,165     $185,655        (1.3)%
            Treasure Island                                     92,780       88,191          5.2%
            Golden Nugget                                       45,444       48,428        (6.2)%
            Golden Nugget-Laughlin                              13,764       14,071        (2.2)%
          _______________________________________________________________________________________
                                                              $335,153     $336,345        (0.4)%
          _______________________________________________________________________________________
          Operating income
            The Mirage                                        $ 52,625     $ 55,016        (4.3)%
            Treasure Island                                     21,051       19,863          6.0%
            Golden Nugget                                        7,523       10,060       (25.2)%
            Golden Nugget-Laughlin                               1,204        1,156          4.2%
            Corporate expense                                   (9,278)     (11,166)      (16.9)%
          _______________________________________________________________________________________
                                                              $ 73,125     $ 74,929        (2.4)%
          _______________________________________________________________________________________
          Operating margin (OPERATING INCOME/NET REVENUES)
            The Mirage                                           28.7%        29.6%      (0.9)pts
            Treasure Island                                      22.7%        22.5%        0.2pts
            Golden Nugget                                        16.6%        20.8%      (4.2)pts
            Golden Nugget-Laughlin                                8.7%         8.2%        0.5pts
            Company-wide                                         21.8%        22.3%      (0.5)pts
          _______________________________________________________________________________________
          Income before extraordinary item                    $ 45,195     $ 39,505         14.4%
          Net income                                          $ 45,195     $ 36,732         23.0%
          _______________________________________________________________________________________
          Income per share before extraordinary item          $   0.47     $   0.42         11.9%
          Net income per share                                $   0.47     $   0.39         20.5%
          _______________________________________________________________________________________
          Company-wide table games win percentage                20.3%        22.1%      (1.8)pts
          Company-wide occupancy of standard guest rooms         98.8%        98.9%      (0.1)pts
          _______________________________________________________________________________________

          Results were good at all four of the Company's properties during the 1995 third quarter, considering difficult prior-year comparisons and construction disruptions affecting operations at both The Mirage and the Golden Nugget-Las Vegas. Contributing to the difficult comparisons was an above-historical-average Company-wide table games win percentage of 22.1% during the 1994 period, versus 20.3% during the 1995 third quarter. For the seven full quarters since Treasure Island opened, the Company-wide table games win percentage has been 19.4%.

          The Company's improved balance sheet contributed significantly to the increase in earnings. Interest cost, net of amounts capitalized, declined by $5.6 million, or 51.1%, reflecting management's continuing efforts to reduce the Company's overall cost of capital. The Company's total debt at September 30, 1995 was $258.3 million-a reduction of 41.4% from September 30, 1994.

          Earnings during the 1995 third quarter also benefited from the Company's 50% joint venture interest in Casino Iguazu. The facility, which is located near Iguazu Falls, Argentina, one of South America's leading tourist attractions, opened on July 6, 1994. The "Other, net" caption includes the Company's proportionate share of the earnings of Casino Iguazu during the 1995 quarter, versus a $1.6 million charge in the prior-year period principally representing a proportionate share of the facility's preopening costs.

          The Mirage maintained its record of strong performance in the recent quarter, despite a decline in its table games win percentage and the fact that there were 8% fewer available room-nights in the quarter due to a major guest room enhancement program. The program involved refurbishing and enhancing all 2,765 of the standard guest rooms and 61 of the 279 suites. The enhancement program was completed on August 18 and has been very well received by the public. For the month of September, The Mirage's average standard room rate rose by 13.2% over September 1994, despite some room reservations honored during the period that reflected rates charged prior to the enhancement program. Occupancy of available standard guest rooms during the 1995 quarter was 99.7%, versus 99.6% in the prior-year period.

          Despite accommodating fewer hotel guests and the decline in the table games win percentage, The Mirage's total revenues were down by only 1.1%. Table games activity at The Mirage was up 9.5% over the 1994 quarter. The decline in the facility's win percentage more than offset this improvement, resulting in a $1.7 million reduction in table games revenues. Slot revenues were $1.9 million lower than the prior-year quarter, which management attributes principally to the reduction in available room-nights.

          The Mirage's gross non-casino revenues increased $1.3 million, or
          1.5%,  despite  the  reduction  in  available  room-nights,   due
          principally to additional performances by Siegfried & Roy.

          Treasure Island continued the strong operating results achieved over the past several quarters. Its gross revenues rose by 6.6% and its operating income increased by 6.0%. The improvement was broad-based, with casino and gross non-casino revenues increasing by $2.0 million and $4.2 million, respectively.

          Total room revenues at Treasure Island grew by $2.4 million, or 11.4%, attributable to an increase in both occupancy and the average room rate. Treasure Island's standard guest rooms were 99.8% occupied during the 1995 third quarter, versus 99.0% in the prior-year period. The ongoing success of the popular show "Mystere" principally accounted for the balance of the improvement in gross non-casino revenues.

          As expected, operating results at the Golden Nugget-Las Vegas were affected throughout the 1995 third quarter by construction of the Fremont Street Experience. This exciting new $70 million attraction is being built by a public/private partnership between the City of Las Vegas and the major downtown casino owners. It converts Fremont Street into a pedestrian mall, topped with a 100-foot by 1,500-foot special effects canopy. Within the canopy are 2.1 million computer-controlled, four-color lights and a 540,000-watt sound system. The system was recently tested successfully and the project is scheduled to be completed in December of this year. The decline in the Golden Nugget's operating income principally represents a $2.6 million, or 23.5%, reduction in table games revenues reflecting a reduction in both activity and the win percentage.

          Operating results at the Golden Nugget-Laughlin were relatively flat, notwithstanding the December 1994 opening of 700 additional hotel rooms by a competitor. Effective cost control measures and a decline in depreciation and amortization expense resulted in a 4.2% increase in operating income.

          OTHER FACTORS AFFECTING EARNINGS

          Corporate expense declined by $1.9 million, or 16.9%. This decline was principally due to the Company's shift in focus to the design and construction of new projects in existing jurisdictions rather than efforts to legalize gaming in new jurisdictions.

          During  the  third  quarter  of 1994, the  Company retired  $63.5 million principal amount of the 9 7/8% first mortgage notes associated with The Mirage and Treasure Island. Although such early retirement was financially beneficial for the Company, the repurchase premiums paid and the write-off of the unamortized debt issuance costs resulted in an extraordinary charge during the period. There was no similar extraordinary charge during the 1995 third quarter.

          COMPARISON OF OPERATING RESULTS FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1994

          RESULTS OF OPERATIONS

          FINANCIAL HIGHLIGHTS

                                                                                           % Increase
          Nine months ended September 30                          1995            1994     (Decrease)
          ___________________________________________________________________________________________
          (Dollars in thousands, except per share amounts)
          Gross revenues
            The Mirage                                      $  582,735      $  556,221           4.8%
            Treasure Island                                    295,195         271,691           8.7%
            Golden Nugget                                      150,697         152,937         (1.5)%
            Golden Nugget-Laughlin                              48,224          49,953         (3.5)%
          ___________________________________________________________________________________________
                                                            $1,076,851      $1,030,802           4.5%
          ___________________________________________________________________________________________
          Net revenues
            The Mirage                                      $  532,613      $  505,062           5.5%
            Treasure Island                                    274,201         253,636           8.1%
            Golden Nugget                                      136,752         139,192         (1.8)%
            Golden Nugget-Laughlin                              43,655          45,322         (3.7)%
          ___________________________________________________________________________________________
                                                            $  987,221      $  943,212           4.7%
          ___________________________________________________________________________________________
          Operating income
            The Mirage                                      $  140,619      $  125,276          12.2%
            Treasure Island                                     65,021          49,210          32.1%
            Golden Nugget                                       24,501          27,273        (10.2)%
            Golden Nugget-Laughlin                               6,051           5,884           2.8%
            Corporate expense                                  (27,193)        (27,574)        (1.4)%
          ___________________________________________________________________________________________
                                                            $  208,999      $  180,069          16.1%
          ___________________________________________________________________________________________
          Operating margin (OPERATING INCOME/NET REVENUES)
            The Mirage                                           26.4%           24.8%         1.6pts
            Treasure Island                                      23.7%           19.4%         4.3pts
            Golden Nugget                                        17.9%           19.6%       (1.7)pts
            Golden Nugget-Laughlin                               13.9%           13.0%         0.9pts
            Company-wide                                         21.2%           19.1%         2.1pts
          ___________________________________________________________________________________________
          Income before extraordinary item                  $  125,474      $   93,015          34.9%
          Net income                                        $  118,689      $   85,678          38.5%
          ___________________________________________________________________________________________
          Income per share before extraordinary item        $     1.31      $     0.98          33.7%
          Net income per share                              $     1.24      $     0.90          37.8%
          ___________________________________________________________________________________________
          Company-wide table games win percentage                20.2%           19.2%         1.0pts
          Company-wide occupancy of standard guest rooms         98.7%           98.7%         0.0pts
          ___________________________________________________________________________________________

          The Company's earnings per share before extraordinary item of $1.31 for the 1995 nine-month period nearly equaled the $1.32 per share earned for the entire year of 1994.

          Operating results during the 1995 period benefited from a somewhat higher than historical average table games win percentage, 20.2% versus 19.2% in the 1994 nine months. Company-wide table games activity was also up 4.8% over the prior-year period, despite having approximately 4% fewer available total room-nights.

          The significant reduction in the Company's debt levels also had a major impact on the 1995 nine-month period. Interest cost, net of amounts capitalized, fell 46.2% from the prior-year period. The Company's long-debt at September 30, 1995 was at its lowest level since early 1988.

          Operating results at The Mirage showed substantial improvement over the 1994 period, despite the impact of the guest room enhancement program. This improvement primarily represents a 14.4% increase in table games revenues reflecting an increase in both activity and the win percentage. Slot revenues were also up $1.5 million.

          The room enhancement program resulted in approximately 11% fewer available room-nights at The Mirage during the 1995 period. Nevertheless, The Mirage's total non-casino revenues were down by only $1.2 million, or less than 1% from the 1994 nine-month period. The impact of the reduction in room inventory was significantly offset by a $4.1 million, or 12.4%, increase in gross entertainment revenues. This improvement principally reflects additional performances by Siegfried & Roy, as well as an increase in the show's average ticket price.

          Treasure Island surpassed its quarterly operating results for 1994 (its first full year of operation) in all three quarters of 1995. As a result, its gross revenues and operating income grew by $23.5 million (8.7%) and $15.8 million (32.1%), respectively, over the 1994 nine-month period.

          The improvement in Treasure Island's revenues represents increases of $7.9 million, or 7.0%, in casino revenues and
          $15.6 million, or 9.9%, in gross non-casino revenues. The growth in Treasure Island's gross non-casino revenues is primarily attributable to higher room and entertainment revenues. Room revenues grew by 13.3%, principally reflecting an increase in the average room rate. Entertainment revenues showed a 31.8% improvement over the 1994 period, representing an increase in both occupancy and the average ticket price for Mystere as
          well  as   additional performances of the show during the 1995
          period.

          The factors discussed previously with respect to the three-month periods had a similar effect on operations at the Company's two Golden Nugget properties when comparing the nine-month periods. At the Golden Nugget-Las Vegas, a $1.0 million improvement in total non-casino revenues partially compensated for a $3.2 million decline in casino revenues. The increase in non-casino revenues is principally due to an entire nine months of performances of the country/western show "Country Fever," which opened in mid-June 1994. Slot revenues were up $3.6 million, or 6.2%, over the prior-year period. However, this improvement was more than offset by a $6.2 million decline in table games revenues caused by a reduction in both activity and the win percentage.

          The decline in revenues at the Golden Nugget-Laughlin primarily represents a $1.4 million, or 4.4%, decrease in slot revenues. A reduction in promotional, payroll, advertising, depreciation and amortization and various other costs and expenses resulted in an improvement in the operating margin and a slight increase in operating income.

          OTHER FACTORS AFFECTING EARNINGS

          The factors discussed earlier in comparing the three-month periods had a similar effect on the amounts shown in the "Other, net" caption when comparing the nine-month periods.

          As discussed in Note 2 of Notes to Condensed Consolidated Financial Statements, the $6.8 million extraordinary loss incurred during the 1995 nine-month period relates to the April 12 redemption of the remaining $126.0 million principal amount of the 9 7/8% first mortgage notes collateralized by The Mirage and Treasure Island.

          During the 1994 nine-month period, the Company repurchased $118.7 million principal amount of the 9 7/8% notes. In connection with these retirements and the write-off of the unamortized financing costs associated with a previous bank credit facility, the Company recorded an extraordinary charge of $7.3 million.

          CAPITAL RESOURCES AND LIQUIDITY

          FUNDS FROM OPERATIONS

          Principally reflecting the substantial improvement in the Company's net income, net cash provided by operating activities (as shown in the Condensed Consolidated Statements of Cash Flows) was $220.0 million during the 1995 nine-month period. This represents a $27.9 million, or 14.5%, increase over the corresponding 1994 period.

          CAPITAL SPENDING

          Capital expenditures during the 1995 nine-month period totaled $95.2 million. Approximately $48 million of this amount relates to the recently completed $52 million room enhancement program at The Mirage. Expenditures associated with the design and development of Bellagio and maintenance capital spending accounted for most of the remaining balance.

          The Company recently began construction of Bellagio, a major new 3,000-room luxury casino-based entertainment resort. The new facility is being constructed on the northern portion of the Dunes property at the corner of Flamingo Road and the Strip. The resort is currently expected to cost approximately $1.1 billion (excluding the cost of the land and capitalized interest) and is scheduled to open in early 1998.

          Capital expenditures of $58.2 million during the 1994 period primarily reflect the completion of certain projects at Treasure Island and amounts expended to upgrade the Company's slot machines. The balance principally consists of maintenance capital spending as well as amounts associated with the Dunes site. Management believes in maintaining the Company's facilities in first-class condition. Maintenance capital spending for its four operating properties is anticipated to approximate $30 million per year.

          In April 1995, a joint venture in which the Company is a 50% partner began construction of Monte Carlo, a new value-oriented hotel-casino resort on approximately 46 acres on the portion of the Dunes property near Tropicana Avenue. The French Victorian-themed facility will offer 3,024 guest rooms and a 90,000-square foot casino. The Company's partner in the venture, a subsidiary of Circus Circus Enterprises, Inc., is supervising the construction and will manage the resort without fee. Monte Carlo is currently scheduled to open in the summer of 1996.

          Based on the current budget, the total cost of Monte Carlo is anticipated to be approximately $300 million. This amount excludes the estimated value of the 44 acres of land which the Company contributed as equity to the venture.

          The joint venture has obtained a $200 million reducing revolving credit facility from a group of commercial banks to fund a substantial portion of the construction costs. The credit facility is collateralized by a first mortgage on all existing and future assets of the venture and is non-recourse to the Company. Under the joint venture agreement, the joint venture's debt is limited to the lesser of $210 million or 70% of the project cost, inclusive of land. The balance of the construction costs is being provided by equity contributions from the Company's partner and by equity contributions from the Company of up to $20 million in cash, $5 million of which the Company has already contributed.

          On September 6, 1995, the Company was selected by the City of Atlantic City, New Jersey as the preferred developer of a 178-acre site owned by the City in the Marina district. The Company is currently planning to construct a luxury hotel-casino resort on the site at a total cost of between $500 million and $750 million.

          The Company is working with the City on a memorandum of understanding, which is expected to be followed within 12 months by a development agreement and commencement of construction. It is anticipated that the project will require 24 to 30 months to construct.

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

          Closing of the purchase is subject to numerous contingencies, including the receipt of requisite licenses and other state and local approvals, approval of creditors and the bankruptcy court and the acquisition of a site suitable to the Company at which to operate the riverboat. Accordingly, there is no assurance that the purchase will be consummated. The Capital Gaming subsidiary has filed a plan of reorganization with the bankruptcy court which incorporates consummation of its purchase agreement with the Company.

          The Company has also filed an application with the State of Louisiana for the sole unassigned riverboat casino license. The Company is negotiating agreements to acquire sites in Calcasieu Parish (Lake Charles) and Bossier City, Louisiana where, if successful in obtaining the necessary casino licenses and other required consents and approvals, it may develop regional vacation destination resorts.

          FINANCING AND LIQUIDITY

          During the 1995 nine-month period, the Company used existing cash balances and operating cash flow to further reduce its outstanding indebtedness. This reduction principally consists of the redemption of the remaining $126.0 million principal amount of 9 7/8% first mortgage notes and the repayment of the remaining $22.1 million principal amount of its floating rate aircraft loan, offset in part by net borrowings of $35.0 million under its bank credit facility.

          During the 1994 period, the Company expended $147.8 million on the repayment of debt. These repayments primarily reflect the retirement of $118.7 million of the 9 7/8% notes ($7.3 million of which was funded in early October) and the March 15 maturity of the remaining $27.0 million of floating rate first mortgage notes also associated with The Mirage and Treasure Island.

          At September 30, 1995, cash and cash equivalents totaled $35.0 million and other current assets exceeded current liabilities, providing a total of $47.9 million in working capital. Amounts available under the Company's bank credit facility were $945 million. Maturities of the Company's debt are relatively minor through 1997. Management believes that the Company's existing cash balances, anticipated operating cash flow and amounts available under its bank credit facility will be sufficient to meet its future debt obligations and fund construction of Bellagio. Depending on specifically which projects become feasible and are undertaken by the Company as well as the ultimate size of such projects, construction of envisioned facilities in Louisiana, New Jersey or other jurisdictions may require additional financing.

       PART II.  OTHER INFORMATION

       ITEM 1.   LEGAL PROCEEDINGS

                 On August 23, 1995, an amended complaint in a purported class action lawsuit was filed in the United States District Court for the District of New Jersey, Camden Division, against 80 defendants, including the Registrant and other hotel-casino operators. The complaint, filed on behalf of Thomas Hyland and other persons similarly situated, alleges that the defendants have engaged in a course of conduct involving conspiracy among casinos in the United States to refuse to deal to skilled blackjack players who are capable of winning money at the casinos' blackjack tables in violation of various statutory provisions, including the Sherman Act, the Fair Credit Reporting Act and state antitrust and consumer fraud laws. The complaint also asserts pendant causes of action under the tort and contract laws of states where it is alleged that refusal to deal to skilled players is illegal. The complaint seeks unspecified compensatory damages as well as punitive damages, including treble damages for alleged violations of the Sherman Act. Management believes that the claims against the Registrant are without merit and intends to defend the case vigorously.

                 On September 26, 1995, a complaint in a purported class action lawsuit was filed in the United States District Court for the District of Nevada against 45 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Registrant. The complaint, filed on behalf of Larry Schreier and other persons similarly situated, alleges that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce persons to play video poker and electronic slot machines by collectively misrepresenting how the gaming machines operate, as well as the extent to which there is an opportunity to win. The complaint alleges violations of the Racketeer Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seeks unspecified compensatory and punitive damages. The claims alleged in the complaint are substantially identical to those alleged in the purported class action lawsuit described in Item 3 of Part I of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. Management believes that the claims against the Registrant are without merit and intends to defend the case vigorously.

       Item 6.   Exhibits and Reports on Form 8-K

       (a) Exhibits.

           10.1 Amendment No. 2 to Reducing Revolving Loan Agreement (the "MRI Loan Agreement"), dated as of August 30, 1995, among the Registrant, THE MIRAGE CASINO-HOTEL, Treasure Island Corp., Bellagio, MH, INC., GNLV, CORP., each bank party thereto, Bank of America National Trust and Savings Association, Bankers Trust Company, The Long-Term Credit Bank of Japan, Ltd., Los Angeles Agency, Societe Generale, Credit Lyonnais Los Angeles Branch and Credit Lyonnais Cayman Island Branch, as Co-Agents, and Bank of America National Trust and Savings Association, as Administrative Co-Agent (without Exhibits).

           10.2 Amendment No. 3 to the MRI Loan Agreement, dated as of August 30, 1995 (without Exhibits).

           10.3 Amendment No. 4 to the MRI Loan Agreement, dated as of September 5, 1995 (without Exhibits).

           10.4 Amendment No. 2 to Joint Venture Agreement of Victoria Partners, dated as of September 25, 1995, between MRGS Corp. and Gold Strike L.V.

           10.5 Employment Agreement, dated as of August 16, 1995, between the Registrant and James E. Pettis.

           11 Mirage Resorts, Incorporated - Computation of Net Income Per Share of Common Stock for the three-month and nine-month periods ended September 30, 1995 and 1994.

           15 Letter from independent public accountants acknowledging awareness of the use of their report dated November 10, 1995 in the Registrant's registration statements.

           27    Financial Data Schedule.

       (b) Reports on Form 8-K.

                 No reports on Form 8-K were filed during the three-month period ended September 30, 1995.

                                     SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Mirage Resorts, Incorporated



          November 10, 1995             by:  DANIEL R. LEE
          _________________                  _______________________________
                  Date                       Daniel R. Lee
                                             Senior Vice President -  Finance
                                             and Development, Chief Financial
                                             Officer and Treasurer (Principal
                                             Financial Officer)