Form 10-K405
period 1995-12-31
MIRAGE RESORTS INC
filed 1996-04-01
CIK 42246

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                                ---------------

(MARK ONE)
   /X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                           EXCHANGE ACT OF 1934 [FEE REQUIRED]
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                     OR
   / /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                FOR THE TRANSITION PERIOD FROM             TO
                         COMMISSION FILE NO. 1-6697

                          MIRAGE RESORTS, INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

              NEVADA                               88-0058016
  (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)             IDENTIFICATION NUMBER)

  3400 LAS VEGAS BOULEVARD SOUTH
         LAS VEGAS, NEVADA                            89109
  (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
             OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (702) 791-7111
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                    NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                     ON WHICH REGISTERED
- ---------------------------------------------   ------------------------------
  Common Stock ($.008 par value per share)         New York Stock Exchange
                                                    Pacific Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES _X_ NO ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: _X_

    The aggregate market value of the Registrant's Common Stock held by non-affiliates (all persons other than executive officers or directors) of the Registrant on March 1, 1996 (based on the closing sale price per share on the New York Stock Exchange Composite Tape on that date) was $3,567,731,496.

    The Registrant's Common Stock outstanding at March 1, 1996 was 92,039,541 shares.

    Portions of the Registrant's definitive Proxy Statement for its May 23, 1996 Annual Meeting of Stockholders (which has not been filed as of the date of this filing) are incorporated by reference into Part III.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Mirage Resorts, Incorporated (the "Registrant" or the "Company") was incorporated in Nevada in 1949 as the successor to a partnership that began business in 1946. The Registrant, through wholly owned subsidiaries, owns and operates (i) The Mirage, a hotel-casino and destination resort on the Las Vegas Strip, (ii) Treasure Island at The Mirage ("Treasure Island"), a hotel-casino resort adjacent to The Mirage, (iii) the Golden Nugget, a hotel-casino in downtown Las Vegas and (iv) the Golden Nugget-Laughlin, a hotel-casino in Laughlin, Nevada.

    The Registrant, through a wholly owned subsidiary, is constructing "Bellagio," a major new 3,000-guest room luxury hotel, casino and resort facility on 120 acres near the center of the Las Vegas Strip. Additionally, the Registrant, through a wholly owned subsidiary, is a 50% partner in a joint venture that is constructing "Monte Carlo," a 3,024-guest room, mid-priced resort on 46 acres located adjacent to the Bellagio site.

THE MIRAGE

    The Registrant's wholly owned subsidiary, THE MIRAGE CASINO-HOTEL ("MCH"), owns and operates The Mirage. The Mirage opened in 1989 and is located on approximately 120 acres near the center of the Las Vegas Strip.

    The Mirage is a luxurious, tropically themed destination resort containing approximately 3.1 million square feet in a 29-story Y-shaped hotel tower and an expansive low-rise complex. The Mirage features a 95,500-square foot casino, 3,044 hotel rooms (including 265 suites and 14 villa and lanai suites), approximately 82,000 square feet of meeting, convention and banquet space, a parking garage with space for approximately 2,200 vehicles, a valet parking garage with space for approximately 1,830 vehicles shared with Treasure Island, surface parking for approximately 1,650 vehicles, a 1,500-seat showroom showcasing the world-famous illusionists Siegfried & Roy, five gourmet restaurants, a California-style pizza restaurant, a coffee shop, a buffet, four bars (two featuring live entertainment), two snack bars, an ice cream parlor, a health spa and beauty salon, a swimming pool and cabana area, a white tiger display and extensive retail facilities. During 1995, all of the standard guest rooms and 61 of the suites were extensively refurbished and enhanced. The exterior of the resort is landscaped with palm trees, abundant foliage and more than four acres of lagoons and other water features centered around a 54-foot simulated volcano and waterfall. Each evening, the volcano erupts at regular intervals, spectacularly illuminating the front of the resort. Inside the front entrance is an atrium with a tropical garden and additional water features capped by a 100-foot-high glass dome. The atrium has an advanced environmental control system and creative lighting and other special effects designed to replicate the sights, sounds and fragrances of the South Seas. Located at the rear of the hotel, adjacent to the swimming pool area, is a dolphin habitat with seven Atlantic bottlenose dolphins.

    As of March 1, 1996, The Mirage's casino offered 119 table games (including blackjack, craps, roulette, baccarat, mini-baccarat, let it ride, pai gow, pai gow poker, Caribbean stud poker and big six), keno, poker, a race and sports book and approximately 2,255 slot machines or similar coin-operated devices.

TREASURE ISLAND

    The Registrant, through Treasure Island Corp. ("TI Corp."), a wholly owned subsidiary of MCH, owns and operates Treasure Island. Treasure Island opened on October 26, 1993 and is located on the same site as The Mirage.

    Treasure Island is a pirate-themed hotel-casino resort featuring a 78,400-square foot casino, 2,900 hotel rooms (including 212 suites), two gourmet restaurants, an Italian specialties grill, a coffee shop, a buffet, three snack bars, an ice cream parlor, five bars (two featuring live entertainment), a 1,500-seat showroom featuring "Mystere" (a production developed by the creators of the world-renowned Cirque du Soleil) and an 18,000-square foot amusement arcade. Treasure Island also offers extensive retail facilities, approximately 18,000 square feet of meeting and banquet space, two wedding chapels, a swimming pool with a 230-foot water slide, a parking garage with space for approximately 2,400 vehicles and the previously mentioned valet parking garage shared with The Mirage. The front of Treasure Island, facing the Las Vegas Strip, is an elaborate pirate village in which full-scale replicas of a pirate ship and a British frigate periodically engage in a pyrotechnic and special effects sea battle, culminating with the sinking of the frigate.

    As of March 1, 1996, Treasure Island's casino offered 82 table games (including blackjack, craps, roulette, baccarat, mini-baccarat, let it ride, pai gow, pai gow poker, Caribbean stud poker and big six), keno, poker, a race and sports book and approximately 2,160 slot machines or similar coin-operated devices.

GOLDEN NUGGET

    The Registrant's wholly owned subsidiary, GNLV, CORP. ("GNLV"), owns and operates the Golden Nugget. The Golden Nugget, together with its parking facilities, occupies approximately two and one-half square blocks in downtown Las Vegas, approximately five miles from The Mirage and Treasure Island. The Golden Nugget features a 38,000-square foot casino, 1,907 hotel rooms (including 102 suites), two gourmet restaurants, a California-style pizza restaurant, a coffee shop, a buffet, a snack bar, three bars, an entertainment lounge, a ballroom/showroom, approximately 23,000 square feet of meeting and banquet space, two gift and retail shops, two hotel lobbies with guest registration facilities, a swimming pool and lounge area, a health spa, a beauty salon and two parking garages with space for approximately 1,050 vehicles.

    As of March 1, 1996, the Golden Nugget's casino offered 65 table games (including blackjack, craps, roulette, baccarat, mini-baccarat, pai gow poker, Caribbean stud poker, red dog and big six), keno, a race and sports book and approximately 1,305 slot machines or similar coin-operated devices.

GOLDEN NUGGET-LAUGHLIN

    The Registrant's wholly owned subsidiary, GNL, CORP. ("GNL"), owns and operates the Golden Nugget-Laughlin, a hotel-casino in Laughlin, Nevada, approximately 90 miles south of Las Vegas. The hotel-casino is located on approximately 13 acres with 600 feet of Colorado River frontage near the center of Laughlin's tourist strip. The Golden Nugget-Laughlin features a 32,000-square foot casino, 300 hotel rooms (including four suites), three restaurants, three bars, an entertainment lounge, a deli and a gift and retail shop. Other facilities at the Golden Nugget-Laughlin include a swimming pool, a parking garage with space for approximately 1,585 vehicles and approximately four and one-half acres of surface parking for recreational vehicles. GNL also owns and operates a 78-room motel in Bullhead City, Arizona, across the Colorado River from Laughlin.

    As of March 1, 1996, the Golden Nugget-Laughlin's casino offered 24 table games (including blackjack, craps, roulette, let it ride, pai gow poker and Caribbean stud poker), keno, a race and sports book and approximately 1,175 slot machines or similar coin-operated devices.

FUTURE EXPANSION

    LAS VEGAS

    In January 1993, the Registrant, through a wholly owned subsidiary, purchased the approximately 164 acres on the Las Vegas Strip between Flamingo Road and Tropicana Avenue formerly occupied by the Dunes Hotel, Casino and Country Club (the "Dunes"). In April 1995, the Registrant contributed 44 acres of such property to the joint venture partnership that is constructing Monte Carlo.

    In November 1995, the Registrant began construction of Bellagio on the northern 120 acres of the Dunes property at the corner of Flamingo Road and the Strip. Bellagio is designed to be the Registrant's most ambitious and elegant destination resort and will include a 35-story hotel tower with approximately 3,000 lavishly appointed guest rooms (including 270 suites) and a large casino, overlooking a 12-acre lake inspired by Lake Como in Northern Italy. Several times each day the lake's fountains will come alive in a choreographed ballet of water, music and lights. Bellagio will feature a wide variety of casual and internationally known restaurants in both indoor and outdoor settings, upscale retail boutiques and extensive meeting, convention and banquet space. Cirque du Soleil will perform in an all-new production in a specially designed showroom. The resort will be lushly landscaped with classical gardens and European fountains and pools. A monorail will connect Bellagio and Monte Carlo, and a second monorail is proposed between Bellagio and The Mirage. Bellagio is currently expected to cost approximately $1.1 billion (excluding land and capitalized interest) and is scheduled to open in the spring of 1998. The project is being financed by borrowings under the Registrant's $1 billion bank credit facility and internally generated funds.

    In April 1995, Victoria Partners, a joint venture in which the Registrant is a 50% partner, began construction of Monte Carlo, a value-oriented hotel-casino resort. The new facility is being constructed adjacent to Bellagio on the southern 44 acres of the Dunes property and two additional acres acquired by the joint venture. The French Victorian-themed facility will offer 3,024 guest rooms and a 90,000-square foot casino. The Registrant's partner in the venture, a subsidiary of Circus Circus Enterprises, Inc., is supervising the construction and will manage the resort without fee. Monte Carlo is scheduled to open in June 1996.

    Based on the current budget, the total cost of Monte Carlo is anticipated to be approximately $300 million. This amount excludes the estimated value of the 44 acres of land contributed by the Registrant. The joint venture has obtained a $200 million reducing revolving credit facility from a group of commercial banks to fund a substantial portion of the construction costs. The credit facility is collateralized by a first mortgage on all existing and future assets of the venture and is non-recourse to the Registrant. Under the joint venture agreement, the joint venture's debt is limited to the lesser of $210 million or 70% of the project cost, inclusive of land. The balance of the construction costs is being provided by equity contributions from the Registrant's partner and by equity contributions from the Registrant of up to $20 million, $5 million of which has already been contributed.

    As with any major construction project, the Bellagio and Monte Carlo projects involve many risks, including shortages of materials and labor, work stoppages, labor disputes, weather interference, unforeseen engineering, environmental or geological problems and unanticipated cost increases, any of which could give rise to delays or cost overruns. Construction, equipment or staffing problems or difficulties in obtaining any of the requisite licenses, permits, allocations or authorizations from regulatory authorities could increase the cost or delay the construction or opening of the facilities or otherwise affect their design and features. It is possible that the existing budget and construction plans for either project may be changed for competitive or other reasons. Accordingly, there can be no assurance that either project will be completed within the time periods or budgets which are currently contemplated. In the case of Monte Carlo, the Registrant's partner is obligated to fund any cost overruns.

    BILOXI, MISSISSIPPI

    In November 1995, the Registrant acquired approximately 18 acres of land in Biloxi, Mississippi, where Interstate 110 meets the Gulf Coast beachfront. Subject to the receipt of requisite licenses, permits, allocations and authorizations from the Mississippi Gaming Commission and other federal, state and local authorities, the Registrant intends to develop a major casino-based destination resort on the site. The planned facility is envisioned to be a luxurious Golden Nugget resort featuring a waterfront casino, approximately 1,200 hotel rooms, a variety of restaurants and other amenities. The project is still in the design process, but the Registrant anticipates that the project will cost approximately $300 million (excluding land and capitalized interest) and that major construction will commence in the summer of 1996, with completion scheduled for late 1997. The project will be financed by borrowings under the Registrant's bank credit facility and internally generated funds.

    ATLANTIC CITY, NEW JERSEY

    In June 1995, the New Jersey Casino Control Commission found the Registrant qualified to own the stock of a casino licensee. In September 1995, the Registrant was selected by the City of Atlantic City, New Jersey as the redeveloper of a 178-acre redevelopment district, 150 acres of which are owned by the City, in the Marina area of Atlantic City. In March 1996, the Registrant and the City entered into a redevelopment agreement providing for the City to convey the 150-acre parcel to the Registrant in exchange for the Registrant agreeing to develop a casino-based destination resort on the site and undertaking certain other obligations, including remediation of environmental contamination and the relocation of City-owned facilities currently located on the site. Closing under the redevelopment agreement requires the satisfaction of a number of conditions, including the receipt by the Registrant of all requisite licenses, permits, allocations and authorizations, resolution of real estate title issues, the Registrant determining that the costs of environmental remediation are not unreasonable and the approval by the State of New Jersey of funding for certain roadway improvements affecting the site. Accordingly, there can be no assurance as to whether or when the Registrant will proceed with the project.

    The Registrant's proposed project includes a luxury hotel-casino featuring approximately 2,000 guest rooms, a 115,000-square foot casino, a variety of restaurants, a large entertainment and retail concourse and other amenities. Management currently expects the project to cost approximately $700 million and hopes to begin construction in the fall of 1996. Construction is expected to require 24 to 30 months to complete. However, because the project has not yet been designed, the actual project cost may be significantly different and the construction schedule may vary from that which is currently contemplated.

    OTHER

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

SALE OF INTEREST IN CASINO IGUAZU VENTURE

    In February 1996, the Registrant sold its 50% equity interest in an Argentine corporation that owns and operates Casino Iguazu, a casino near Iguazu Falls, Argentina, for $12.5 million. The Registrant realized an after-tax gain on the sale of approximately $5.2 million.

MARKETING

    All of the Registrant's hotel-casinos operate 24 hours a day, every day of the year. Management does not consider the Registrant's business to be particularly seasonal.

    The level of gaming activity at its casinos is the single largest factor in determining the Registrant's revenues and operating income. The Registrant also receives significant revenues from lodging, food and beverage, entertainment and retail operations.

    The principal segments of the Nevada gaming market are tour and travel, leisure travel, high-level wagerers and conventions (including small meetings and corporate incentive programs). The Registrant believes that The Mirage's hotel occupancy and gaming revenues can be maximized through a balanced marketing approach addressing each market segment. The Registrant's marketing strategy for Treasure Island and the Golden Nugget is aimed at attracting middle- to upper-middle-income wagerers, largely from the leisure travel and, to a lesser extent, the tour and travel segment. The Registrant believes that the success of its hotel-casinos is also affected by the level of walk-in customers and, accordingly, has designed its facilities to maximize their attraction to guests of other hotels.

    The Golden Nugget-Laughlin appeals primarily to patrons from the middle-income strata of the gaming populace. Many of the Golden
Nugget-Laughlin's customers are retired individuals who are attracted by lodging, food and beverage and entertainment prices that are lower than those offered by the major Las Vegas hotel-casinos. The predominant portion of the Golden Nugget-Laughlin's casino revenues (86% in 1995) is derived from slot machine play.

    The Registrant, through wholly owned subsidiaries, owns approximately 730 acres of real property located approximately 10 miles north of The Mirage and Treasure Island and five miles north of the Golden Nugget. The Registrant has developed an exclusive world-class golf course and related facilities known as

"Shadow Creek" on approximately 240 acres of such property. In connection with its marketing activities, the Registrant makes the course and related facilities available for use, by invitation only, by high-level-wagerer patrons.

CREDIT

    Credit play represents a significant portion of the table games volume at The Mirage. The Registrant's other facilities do not emphasize credit play to the same extent as The Mirage, although credit is made available.

    The Registrant maintains strict controls over the issuance of credit and aggressively pursues collection of its customer receivables. These collection efforts parallel those procedures commonly followed by most large corporations, including the mailing of statements and delinquency notices, personal and other contacts, the use of outside collection agencies and civil litigation. Nevada gaming debts evidenced by credit instruments are enforceable under the laws of Nevada. All other states are required to enforce a judgment on a gaming debt entered in Nevada pursuant to the Full Faith and Credit Clause of the United States Constitution. Although gaming debts are not legally enforceable in some foreign countries, the United States assets of foreign debtors may be reached to satisfy a judgment entered in the United States.

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

COMPETITION

    The Mirage, Treasure Island and the Golden Nugget compete with a number of other hotel-casinos in Las Vegas. Currently, there are approximately 27 major hotel-casinos located on or near the Las Vegas Strip, nine major hotel-casinos located in the downtown area and several major facilities located elsewhere in the Las Vegas area. As of March 1, 1996, there were approximately 86,500 hotel and motel rooms in Las Vegas. Las Vegas room capacity is expected to increase significantly during the next three years upon the completion and opening of several new hotel-casinos and expansion projects, including Bellagio and Monte Carlo.

    Management believes that The Mirage primarily competes with other large hotel-casinos located on or near the Strip that offer amenities and marketing programs appealing to the upper-middle and higher-income strata of the gaming populace. The Mirage competes on the basis of the elegance and excitement offered by the facility, the desirability of its location, the quality and relative value of its hotel rooms and restaurants, its entertainment, customer service, its balanced marketing strategy and special marketing and promotional programs.

    Management believes that Treasure Island primarily competes with the other large hotel-casinos located on or near the Strip that offer amenities and marketing programs that appeal to the middle- to upper-middle-income strata of the gaming populace. Treasure Island competes on the basis of the excitement offered by the facility, the desirability of its location (including its proximity to The Mirage), the quality of its hotel rooms, the variety, quality and attractive pricing of its food and beverage outlets, its unique entertainment offerings, customer service and its marketing and promotional programs.

    Management believes that the Golden Nugget primarily competes with the large hotel-casinos located on or near the Strip, particularly those offering amenities and marketing programs that appeal primarily to the middle- and upper-middle-income strata of the gaming populace. The Golden Nugget competes for gaming customers primarily on the basis of the elegance, intimacy and excitement offered by the facility, the quality and relative value of its hotel rooms and restaurants, customer service and its marketing and promotional programs. In order to compete more effectively with the Strip hotel-casinos, a coalition of several major downtown Las Vegas hotel-casinos (including the Golden Nugget), in conjunction with the City of Las Vegas, developed the "Fremont Street Experience," a major tourist attraction in the downtown area which opened in December 1995. This new attraction converts Fremont Street into a four-block-long pedestrian mall, topped with a 90-foot by 1,400-foot special effects canopy. Within the canopy are 2.1 million computer-controlled, four-color lights and a 540,000-watt sound system. The Fremont Street Experience also includes retail facilities and a 1,432-space parking garage.

    The Golden Nugget-Laughlin competes with eight nearby hotel-casinos in Laughlin, as well as with hotel-casinos in Las Vegas, Jean and Stateline, Nevada and casinos on Indian reservations in Laughlin's regional market, particularly in Arizona. As of March 1, 1996, there were approximately 11,100 hotel rooms in Laughlin.

    The Registrant's facilities also compete for gaming customers with hotel-casino operations located in other areas of Nevada, Atlantic City and other parts of the world, and for vacationers with non-gaming tourist destinations such as Hawaii and Florida. The Registrant's hotel-casinos compete to a lesser extent with state-sponsored lotteries, off-track wagering, card parlors, riverboat and Indian gaming ventures and other forms of legalized gaming in the United States, as well as with gaming on cruise ships. In recent years, certain states have legalized, and several other states are currently considering legalizing, casino gaming. Management does not believe that such legalization of casino gaming in those jurisdictions will have a material adverse impact on the Registrant's operations. However, management believes that the legalization of large-scale land-based casino gaming in or near certain major metropolitan areas, particularly in California, could have a material adverse effect on the Las Vegas market.

EMPLOYEES AND LABOR RELATIONS

    As of March 1, 1996, the Registrant and its subsidiaries had approximately 14,600 full-time and 2,200 part-time employees. At that date, the Registrant had collective bargaining contracts with unions covering approximately 7,100 of its Las Vegas employees, expiring in May 1997. Management considers its employee relations to be excellent.

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

    The Registrant's direct and indirect subsidiaries that conduct gaming operations are required to be licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. MCH is registered as an intermediary company and has been found suitable to own the stock of TI Corp. MCH has also been licensed to conduct nonrestricted gaming operations at The Mirage. TI Corp. has been licensed to conduct nonrestricted gaming operations at Treasure Island. GNLV has been registered as an intermediary company and has been found suitable to own the stock of Golden Nugget Manufacturing Corp. ("GNMC"), its inactive subsidiary which is licensed as a manufacturer and distributor of gaming devices. GNLV has also been licensed to conduct nonrestricted gaming operations at the Golden Nugget. GNL has been licensed to conduct nonrestricted gaming operations at the Golden Nugget-Laughlin. The Registrant is registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and has been found suitable to own the stock of MCH, GNLV and GNL, each of which, together with TI Corp. and GNMC, is a corporate licensee (individually, a "Gaming Subsidiary" and collectively, the "Gaming Subsidiaries") under the Nevada Act. Victoria Partners, the joint venture which will own and operate Monte Carlo, and certain subsidiaries of the Registrant and Circus Circus Enterprises, Inc. which are involved in the ownership of Victoria Partners, are required to be licensed by the Nevada Gaming Authorities and have filed applications for such licenses.

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

    All gaming devices that are manufactured, sold or distributed for use or play in Nevada, or for distribution outside of Nevada, must be manufactured by licensed manufacturers and distributed or sold by licensed distributors. All gaming devices manufactured for use or play in Nevada must be approved by the Nevada Commission before distribution or exposure for play. The approval process for gaming devices includes rigorous testing by the Nevada Board, a field trial and a determination as to whether the gaming device meets strict technical standards that are set forth in the regulations of the Nevada Commission. Associated equipment must be administratively approved by the Chairman of the Nevada Board before it is distributed for use in Nevada.

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

    The Registrant and the Gaming Subsidiaries are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions entered into by the Gaming Subsidiaries must be reported to or approved by the Nevada Commission.

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

    The Nevada Act requires any person who acquires more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation's voting securities apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails a written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of a Registered Corporation's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability requirement if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the corporate charter, bylaws, management, policies or operations of the Registered Corporation or any of its gaming affiliates or any other action which the Nevada Commission finds to be inconsistent with holding the Registered Corporation's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. The City of Las Vegas and the Clark County Board have the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming licensee. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of beneficial owners. The applicant is required to pay all costs of investigation.

    Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable who holds, directly or indirectly, any beneficial ownership of the common stock beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Registrant is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Registrant or the Gaming Subsidiaries, the Registrant: (i) pays such person any dividend or interest upon voting securities of the Registrant; (ii) allows such person to exercise, directly or indirectly, any voting right conferred through securities held by that person; (iii) pays remuneration in any form to such person for services rendered or otherwise; or
(iv) fails to pursue all lawful efforts to require such person to relinquish his voting securities including, if necessary, the immediate purchase of the voting securities for cash at fair market value.

    The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security if it has reason to believe that such ownership would be inconsistent with the declared policies of the State of Nevada. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

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

    The Registrant may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada or to retire or extend obligations incurred for such purposes. In May 1995, the Nevada Commission granted the Registrant prior approval to make public offerings for a period of one year, subject to certain conditions (the "Shelf Approval"). However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Shelf Approval also applies to any affiliated company wholly owned by the Registrant (an "Affiliate") which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval also includes approval for the Gaming Subsidiaries to guarantee any security issued by, or to hypothecate their assets to secure the payment or performance of any obligations issued by, the Registrant or an Affiliate in a public offering under the Shelf Approval. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful. The Registrant has filed an application for renewal of the Shelf Approval, which it anticipates will be considered by the Nevada Board and the Nevada Commission in May 1996.

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

    License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to Clark County and the City of Las Vegas, in which the Gaming Subsidiaries' respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food, refreshments or merchandise. Nevada licensees that hold a manufacturer's or distributor's license, such as GNMC, also pay certain fees to the State of Nevada.

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

    The sale of alcoholic beverages at The Mirage, Treasure Island and the Golden Nugget-Laughlin, and the sale of alcoholic beverages at the Golden Nugget, are subject to licensing, control and regulation by the Clark County Board and the City of Las Vegas, respectively. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect on the operations of the Gaming Subsidiaries.

PRIVATE SECURITIES LITIGATION REFORM ACT

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).

ITEM 2.  PROPERTIES

    The Mirage and Treasure Island share approximately 120 acres owned by the Registrant near the center of the Las Vegas Strip. At March 1, 1996, both The Mirage and Treasure Island were subject to an encumbrance of approximately $106.6 million, representing the accreted value of zero coupon first mortgage notes issued by a subsidiary of the Registrant.

    The Golden Nugget occupies approximately seven and one-half acres in downtown Las Vegas. The improvements and approximately 90% of the underlying land are owned by the Registrant. The remaining land is held under three separate ground leases that expire (after giving effect to renewal options) on dates ranging from 2025 to 2046.

    The Golden Nugget-Laughlin, including the motel in Bullhead City, Arizona, occupies an aggregate of approximately 15 1/2 acres. All of the property is owned by the Registrant.

    The Bellagio site comprises approximately 120 acres owned by the Registrant on the Las Vegas Strip.

    The Registrant owns a 50% equity interest in Victoria Partners, the joint venture that is constructing and will own and operate Monte Carlo. At February 29, 1996, Monte Carlo was subject to an encumbrance of approximately $134.1 million. See "Business -- Future Expansion -- Las Vegas" in Item 1 of this Form 10-K.

    The Registrant owns approximately 730 acres of land in North Las Vegas, including 240 acres occupied by Shadow Creek.

    The Registrant also owns or leases various improved and unimproved property in Las Vegas, Atlantic City, Biloxi and other locations in the United States and certain foreign countries.

ITEM 3.  LEGAL PROCEEDINGS

    On April 26, 1994, a complaint in a purported class action lawsuit was filed in the United States District Court for the Middle District of Florida against 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Registrant. On May 10, 1994, a complaint in a purported class action lawsuit alleging substantially identical claims was filed by another plaintiff in the same court against 48 defendants, including the Registrant. The two lawsuits have been consolidated into a single action and transferred to the United States District Court for the District of Nevada. On September 26, 1995, a complaint in a purported class action lawsuit alleging substantially identical claims was filed by a third plaintiff in the United States District Court for the District of Nevada against 45 defendants, including the Registrant. The complaints allege that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce persons to play video poker and electronic slot machines by collectively misrepresenting how the gaming machines operate, as well as the extent to which there is an opportunity to win. The complaints allege violations of the Racketeer Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seek unspecified compensatory and punitive damages. The Registrant and other defendants have moved to dismiss the complaints for failure to state a claim. No hearing has been set on these motions. Management believes that the claims against the Registrant are without merit and intends to defend the cases vigorously.

    On August 23, 1995, an amended complaint in a purported class action lawsuit was filed in the United States District Court for the District of New Jersey, Camden Division, against 80 defendants, including the Registrant and other hotel-casino operators. The complaint alleges that the defendants have engaged in a course of conduct involving conspiracy among casinos in the United States to refuse to deal to blackjack players who are capable of winning money at the casinos' blackjack tables in violation of various statutory provisions, including the Sherman Act, the Fair Credit Reporting Act and state antitrust and consumer fraud laws. The complaint also asserts pendant causes of action under the tort and contract laws of states where it is alleged that refusal to deal to such players is illegal. The complaint seeks unspecified compensatory damages as well as punitive damages, including treble damages for alleged violations of the Sherman Act. The Registrant and other defendants have moved to dismiss the complaint for failure to state a claim. No hearing has been set on this motion. Management believes that the claims against the Registrant are without merit and intends to defend the case vigorously.

    The Registrant (including its subsidiaries) is also a defendant in various other lawsuits, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such pending litigation, in the aggregate, will have a material adverse effect on the Registrant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of 1995.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Registrant's common stock is traded on the New York and Pacific Stock Exchanges under the symbol MIR. The following table sets forth, for the calendar quarters indicated, the high and low sale prices of the common stock on the New York Stock Exchange Composite Tape.

                                                                      1995                  1994
                                                              --------------------  --------------------
                                                                HIGH        LOW       HIGH        LOW
                                                              ---------  ---------  ---------  ---------
First quarter...............................................  $  28 5/8  $  19 3/4  $      27  $  19 3/8
Second quarter..............................................     33 3/8     25 3/4     21 3/4     16 3/4
Third quarter...............................................     35 1/8     28 1/8     22 5/8     17 1/2
Fourth quarter..............................................     34 3/4     28 5/8     23 1/2     18 1/8

    There were approximately 12,000 record holders of the Registrant's common stock as of March 29, 1996.

    The Registrant paid no dividends in 1995 or 1994. The Registrant's bank credit agreement contains a covenant restricting the ability of the Registrant to pay cash dividends on or repurchase shares of its common stock. At March 15, 1996, pursuant to such covenant, the Registrant was permitted to expend a total of $200.2 million. Refer to Exhibits 10(ll) and 10(qq) to this Form 10-K, and
Note 3 of Notes to Consolidated Financial Statements referred to in Item 14(a)(1) of this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                         YEAR ENDED DECEMBER 31
                                                          -----------------------------------------------------
                                                            1995       1994     1993 (A)     1992       1991
                                                          ---------  ---------  ---------  ---------  ---------
                                                                 (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
OPERATING RESULTS
  Gross revenues........................................  $ 1,453.7  $ 1,370.9  $ 1,053.4  $   920.6  $   901.6
  Promotional allowances................................     (123.0)    (116.7)    (100.1)     (87.6)     (78.7)
  Net revenues..........................................    1,330.7    1,254.2      953.3      833.0      822.9
  Operating income......................................      284.1      237.8      131.7      125.8      163.5
  Income before extraordinary item and cumulative effect
   of change in accounting principle (b)................      169.9      124.7       48.1       36.9       44.5
  Net income............................................      163.2      114.3       29.2       28.4       46.8
  Income per share before extraordinary item and
   cumulative effect of change in accounting principle
   (b)..................................................  $    1.77  $    1.32  $     .58  $     .53  $     .80
  Net income per share..................................  $    1.70  $    1.21  $     .35  $     .41  $     .84

OTHER DATA
  Interest expense......................................  $    23.2  $    44.2  $    63.5  $    99.2  $   113.7
  Cash provided by operating activities.................      325.3      286.8      180.8       84.6      155.0
  Capital expenditures..................................      179.4       69.1      432.4      220.8       66.1

YEAR-END STATUS
  Total assets..........................................  $ 1,791.7  $ 1,641.4  $ 1,705.3  $ 1,594.9  $ 1,327.0
  Long-term debt........................................      248.5      359.6      535.0      831.2      797.8
  Stockholders' equity (c)..............................    1,209.3    1,030.9      910.9      553.6      300.6
  Shares outstanding....................................       91.7       91.0       90.6       74.6       54.9

- ---------------
(a) Treasure Island opened on October 26, 1993.

(b) Before extraordinary gains and losses on early retirements of debt and a one-time credit of $3.6 million in 1992 for the cumulative effect of a change in method of accounting for income taxes.

(c) The Company paid no dividends during the five-year period ended December 31, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The Company achieved record operating results during 1995. Income before extraordinary and non-recurring items of $169.9 million ($1.77 per share) was 36% greater than the previous record of $124.7 million ($1.32 per share) achieved on the same basis in 1994. After deducting extraordinary charges on early retirements of debt, the Company had net income of $163.2 million ($1.70 per share) in 1995, versus $114.3 million ($1.21 per share) in the prior year.

    The Company's net revenues during 1995 increased $76.6 million, or 6%, reflecting substantial growth in both casino and non-casino revenues. The Company's casinos achieved a 15% increase in table games revenues attributable almost equally to a higher win percentage and a strong increase in the level of activity, particularly baccarat play. The Company-wide table games win percentage for the year was 20.2%, compared to 18.8% in 1994.

    Slot revenues increased 1% over 1994. However, the Company's other casino revenues declined due primarily to a lower sports book win percentage.

    The Company's 1995 non-casino revenues net of promotional allowances increased by $21.4 million, or 4%. A major contributor to this was a 23% increase in entertainment revenues. This growth partially reflects a 16% increase in the number of performances by Siegfried & Roy, whose performance schedule was curtailed during 1994 due to knee surgery required by one of the principal performers. Furthermore, the "Mystere" production achieved higher occupancy and a higher average ticket price for the year. Both Siegfried & Roy and "Mystere" played to average occupancy of nearly 100% during 1995. The increase in ticket prices and showroom occupancy resulted in an improvement in gross margins and profitability.

    Company-wide net room revenues increased 5% for the year. This was particularly notable as the number of available room nights declined 4%, due to construction relating to the enhancement and refurbishment of many of the guest rooms at The Mirage and the Golden Nugget-Las Vegas. Net revenues per available room night at the Company's four hotels increased 8% over 1994. Company-wide occupancy of standard guest rooms remained steady, at approximately 98%. The increase in average room rate helped the Company achieve an increase in the gross margin on room revenues.

    Treasure Island was the principal contributor to the substantial growth in the Company's operating results in 1994. This exciting pirate-themed facility opened on October 26, 1993, and contributed net revenues and operating income of $343.0 million and $69.7 million, respectively, during its first full year of operation. Treasure Island's 1994 net revenues consisted of casino revenues of $152.5 million and non-casino revenues of $190.5 million.

    During its 66 days of operations in 1993, Treasure Island contributed net revenues of $59.0 million and operating income (before preopening and related promotional expense) of $8.5 million. Net revenues included casino revenues of $30.6 million and non-casino revenues of $28.4 million.

    The combined net revenues and operating income of The Mirage and the Company's two Golden Nugget properties increased 2% and 11%, respectively, during 1994. Combined casino revenues of the three properties increased $19.4 million, or 3%, primarily resulting from a 5% improvement in table games activity at The Mirage. Combined slot revenue of the three properties was up $9.2 million, or 4%. Management attributes the improvement in part to the mid-1994 completion of a program to install new upgraded slot machines at the three facilities.

    Net non-casino revenues, excluding Treasure Island, were relatively unchanged in 1994. This result was achieved despite approximately 16% fewer performances by Siegfried & Roy and the November 1993 conclusion of Cirque du Soleil's engagement at The Mirage.

OTHER FACTORS AFFECTING EARNINGS

    General and administrative expense in 1994 includes abandonment charges totaling $12.4 million, principally reflecting an $11.0 million charge associated with the room enhancement program at The Mirage. Various smaller projects resulted in similar charges of $3.6 million in 1995 and $0.5 million in 1993. The Company's depreciation and amortization expense during 1995 declined 8%, principally due to certain equipment at The Mirage having five-year depreciable lives becoming fully depreciated near the end of 1994.

    Corporate expense was essentially flat in 1995, after having increased 19% from 1993 to 1994. The 1994 increase was primarily due to additional costs associated with the Company's evaluation and pursuit of opportunities in new gaming jurisdictions. Such activities diminished during 1995, but were offset by general growth of the Company and various other factors.

    The Company's policy is to expense as incurred all costs (except for land acquisition costs) associated with potential new ventures until the likelihood of construction is relatively certain. Currently, the Company is capitalizing preopening costs relating only to the Bellagio and Biloxi projects, which totaled $1.7 million at December 31, 1995.

    Preopening and related promotional expense in 1993 represents the write-off of the costs associated with the development and opening of Treasure Island.

    Reflecting management's continuing efforts to reduce the Company's overall cost of capital, interest cost declined by $36.5 million, or 41%, from 1993 to 1994, and further declined by $19.2 million, or 37%, in 1995. Total debt at December 31, 1995 was $249.1 million, versus $363.6 million and $566.6 million at year-end 1994 and 1993, respectively. Interest capitalized declined from $25.1 million in 1993 to $7.8 million in 1994 as a result of the October 1993 completion of Treasure Island. Continuing development of Bellagio was the primary reason for the small increase in interest capitalized to $9.6 million during 1995.

    Non-operating items include the Company's former 50% joint venture interest in the operations of Casino Iguazu. The facility, located near Iguazu Falls, Argentina, opened in July 1994. The "Other" caption includes the Company's $1.4 million share of the earnings of Casino Iguazu during 1995, versus a $1.0 million loss in 1994. Such loss was principally attributable to the Company's proportionate share of the facility's preopening costs. The Company sold its interest in Casino Iguazu in February 1996 for $12.5 million, resulting in a net after-tax gain in the first quarter of 1996 of approximately $5.2 million on the Company's original $4.0 million investment.

    During all three years, the Company retired some of its more expensive debt prior to its scheduled maturities. Although these retirements were financially advantageous to the Company, the call premiums and the write-off of the related unamortized debt issuance costs resulted in extraordinary charges.

REGULATION AND TAXES

    The Company is subject to extensive regulation by the Nevada gaming authorities and will be subject to regulation, which may or may not be similar to that in Nevada, by the appropriate authorities in any other jurisdiction in which it may conduct gaming activities in the future. Changes in applicable laws or regulations could have a significant impact on the Company's operations. In March 1996, the U.S. House of Representatives passed a bill which would establish a federal commission to study the gaming industry.

    The gaming industry represents a significant source of tax revenues, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. Proposals in recent years that have not been enacted included a federal gaming tax and increases in state or local gaming taxes. Other issues under consideration by the Internal Revenue Service include limitations on the federal income tax deductibility of furnishing complimentary promotional items to customers, as well as various measures that would require withholding on amounts won by customers or on discounts negotiated with foreign customers on amounts owed to the Company.

    Management believes that the Company's recorded tax balances are adequate. However, it is not possible to determine with certainty the likelihood of possible changes in tax law or in the administration of such law. Such changes, if adopted, could have a material adverse effect on the Company's operating results.

CAPITAL RESOURCES, CAPITAL SPENDING AND LIQUIDITY

    The Company used its operating cash flow to fund its capital expenditures, debt retirements, investments and other corporate requirements during 1995. Cash provided by operating activities (as shown in the Consolidated Statements of Cash Flows) increased to $325.3 million in 1995 from $286.8 million in 1994 and $180.8 million in 1993. This increase essentially parallels the growth in the Company's net income.

    Capital expenditures totaled $179.4 million in 1995. Included in this amount is $59.3 million associated with the room enhancement and refurbishment projects at The Mirage and the Golden Nugget. Capital expenditures in 1995 also include $25.1 million, including capitalized interest of approximately $6.9 million, relating to the design and construction of Bellagio and cash expenditures of $23.2 million associated with the acquisition of land in Biloxi, Mississippi. The remaining capital expenditures of $71.8 million during 1995 primarily reflect various enhancement projects and maintenance capital spending at the Company's four facilities. Capital expenditures do not include amounts associated with the construction of Monte Carlo, as such project is being built by a 50%-owned unconsolidated joint venture.

    During 1994 and 1993, capital expenditures totaled $69.1 million and $432.4 million, respectively. Included in the 1994 amount is $16.6 million expended to upgrade the slot machines at The Mirage and the two Golden Nugget properties, $13.1 million related to the completion of various projects at Treasure Island and $7.8 million of capitalized interest associated with the Dunes site. Capital expenditures during 1993 primarily reflect $307.4 million related to the construction of Treasure Island and $70.0 million associated with the acquisition of the Dunes site.

    Management expects the Company's future capital spending to increase significantly with the ongoing construction of Bellagio and the commencement of construction of its planned resort hotel-casino in Biloxi. Bellagio is currently expected to cost approximately $1.1 billion (excluding land and capitalized interest) and is scheduled to open in the spring of 1998. At December 31, 1995, the Company had incurred approximately $19.6 million of such amount. The Biloxi facility is still in the design process, but major construction is anticipated to begin in the summer of 1996 with completion scheduled for late 1997 at a total cost, excluding land and capitalized interest, of approximately $300 million. Including land and capitalized interest, Bellagio is expected to cost between $1.2 billion and $1.3 billion and the Biloxi project is expected to cost approximately $350 million.

    The level of future capital spending will increase further should the Company proceed with its proposed Atlantic City resort hotel-casino. Management currently expects the project to cost approximately $700 million and hopes to begin construction in the fall of 1996. Construction is expected to require 24 to 30 months to complete. However, because the project has not yet been designed, the actual project cost may be significantly different and the construction schedule may vary from that which is currently contemplated.

    The growth in operating cash flow together with lower capital expenditure requirements during 1995 and 1994 allowed the Company to significantly reduce its outstanding indebtedness. During 1995, the Company redeemed the remaining $126.0 million principal amount of the 9 7/8% first mortgage notes associated with The Mirage and Treasure Island and repaid the remaining $22.1 million principal amount of its floating rate aircraft loan. The 9 7/8% notes (originally scheduled to mature in October 2000) were redeemed in April at the initial stated redemption price of 106.5% of the principal amount. These obligations were partially replaced by lower-cost bank credit facility and commercial paper borrowings totaling $21.9 million.

    During 1994, the Company retired $211.3 million principal amount of first mortgage notes associated with The Mirage and Treasure Island. These retirements included the repurchase of $174.0 million principal amount of the 9 7/8% notes, $10.3 million accreted value ($15.0 million face amount) of the zero coupon notes and the March 15 maturity of $27.0 million principal amount of floating rate notes.

    In 1993, due to greater capital expenditure requirements associated with the construction of Treasure Island, the Company completed two offerings of securities. In March, a wholly owned subsidiary of the Company issued $100.0 million principal amount of 9 1/4% senior subordinated notes, generating net proceeds of $97.5 million. In November, the Company received $303.6 million net proceeds from an underwritten public offering of 13,750,000 shares of its common stock. The net proceeds from these two offerings allowed the Company to retire $133.4 million aggregate principal amount of first and second mortgage notes associated with The Mirage and Treasure Island and $223.0 million aggregate principal amount of first mortgage and uncollateralized notes associated with the Golden Nugget-Las Vegas. The debt securities retired had a combined weighted average interest rate of approximately 12.5%, resulting in substantial future interest savings to the Company. The Company also reduced net borrowings under its bank credit facility during 1993 by $28.0 million.

    In April 1995, the borrowing capacity under the Company's revolving bank credit facility was increased from $525 million to $1 billion. Additionally, in November 1995, the Company initiated a commercial paper program, providing a low-cost alternative to manage future capital requirements.

    Management believes that the Company's existing cash balances, anticipated operating cash flow and amounts available under its bank credit facility will be sufficient to meet its future debt obligations and fund construction of the Bellagio and Biloxi projects. Depending on which projects become feasible and are undertaken by the Company as well as the ultimate size and timing of such projects, construction of facilities in New Jersey or other jurisdictions may require additional financing.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
    The Consolidated Financial Statements and Notes to Consolidated Financial Statements of Mirage Resorts, Incorporated and Subsidiaries, referred to in Item 14(a)(1) of this Form 10-K, are included at pages 24 to 39.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    There is incorporated by reference the information appearing under the caption "Directors and Executive Officers" in the Registrant's definitive Proxy Statement for its May 23, 1996 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission (the "Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

    There is incorporated by reference the information appearing under the caption "Executive Compensation" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    There is incorporated by reference the information appearing under the caption "Stock Ownership of Major Stockholders and Management" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    There is incorporated by reference the information appearing under the caption "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)(1).   FINANCIAL STATEMENTS.

             Included in Part II of this Report:

               Reports of Independent Public Accountants

               Consolidated Balance Sheets -- December 31, 1995 and 1994

               Years ended December 31, 1995, 1994 and 1993

                 Consolidated Statements of Income

                 Consolidated Statements of Stockholders' Equity

                 Consolidated Statements of Cash Flows

               Notes to Consolidated Financial Statements

   (a)(2).   FINANCIAL STATEMENT SCHEDULES.

             Included in Part IV of this Report:

               For the years ended December 31, 1995, 1994 and 1993

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

 4(e)     Fourth Supplemental Indenture, dated as of June 15, 1992, to the  Zero
          Coupon  Notes Indenture. Incorporated by  reference to Exhibit 19.4 to
          Registrant's Quarterly  Report on  Form 10-Q  for the  fiscal  quarter ended June 30, 1992.
 4(f)     Indenture,  dated  as of  March 31,  1993,  with respect  to Finance's
          9 1/4% Senior  Subordinated Notes  Due March 15,  2003, together  with exhibits.  Incorporated  by  reference to  Exhibit  4  to Registrant's
          Current Report on Form 8-K dated March 31, 1993.
10(a)*    Forms of  Incentive Stock  Option  Agreement and  Non-Qualified  Stock
          Option  Agreement. Incorporated by  reference to Exhibit  10(b) to the
          1989 Form 10-K.
10(b)     Management Agreement, dated as of January 1, 1988, between  Registrant and  MCH. Incorporated by  reference to Exhibit 10(i)  to the MCH Form
          S-1.
10(c)     Tax Allocation  Agreement,  dated  as  of  January  1,  1988,  between
          Registrant  and MCH. Incorporated by reference to Exhibit 10(h) to the
          MCH Form S-1.
10(d)     Tax  Allocation  Agreement,  dated  as  of  March  9,  1988,   between
          Registrant  and Finance. Incorporated by reference to Exhibit 10(g) to the MCH Form S-1.
10(e)*    1983 Stock  Option and  Stock Appreciation  Rights Plan,  as  amended.
          Incorporated by reference to Exhibit 4.3 to the Registration Statement filed  by Registrant on Form S-8 under the Securities Act of 1933 (No.
          33-16037) (the "Form S-8").
10(f)*    1984 Stock  Option and  Stock Appreciation  Rights Plan,  as  amended.
          Incorporated by reference to Exhibit 4.2 to the Form S-8.
10(g)     Management  Agreement, dated as of January 1, 1985, between Registrant and GNLV. Incorporated by reference to Exhibit 10(g) to Amendment  No.
          2  to the Registration Statement filed  by GNLV FINANCE CORP. and GNLV on Form S-1 under the Securities Act of 1933 (No. 33-5694) (the  "GNLV
          Form S-1").
10(h)     Tax  Allocation  Agreement,  dated  as  of  January  1,  1985, between
          Registrant and GNLV. Incorporated by reference to Exhibit 10(h) to the
          GNLV Form S-1.
10(i)*    1986 Stock  Option and  Stock Appreciation  Rights Plan,  as  amended.
          Incorporated by reference to Exhibit 4.1 to the Form S-8.
10(j)*    1992  Stock Option and Stock Appreciation Rights Plan. Incorporated by
          reference to Exhibit 10(n) to Registrant's Annual Report on Form  10-K
          for the fiscal year ended December 31, 1991 (the "1991 Form 10-K").
10(k)*    1993  Stock Option and Stock Appreciation Rights Plan. Incorporated by
          reference to Exhibit 10(m) to Registrant's Annual Report on Form  10-K
          for the fiscal year ended December 31, 1992 (the "1992 Form 10-K").
10(l)*    Executive  Retirement Plan  Agreement, dated  as of  December 1, 1986, between Registrant and Kenneth R.  Wynn. Incorporated by reference  to
          Exhibit  10(hh) to  Registrant's Annual  Report on  Form 10-K  for the
          fiscal year ended December 31, 1986 (the "1986 Form 10-K").
10(m)*    Executive Retirement Plan  Agreement, dated  as of  December 1,  1986, between  Registrant and James E.  Pettis. Incorporated by reference to
          Exhibit 10(mm) to the 1986 Form 10-K.
10(n)*    1992  Non-Employee  Director  Stock   Option  Plan.  Incorporated   by
          reference to Exhibit 10(t) to the 1991 Form 10-K.
10(o)     Management  Agreement, dated as of January 1, 1992, between Registrant and TI Corp. Incorporated by reference to Exhibit 10(oo) to  Amendment
          No.  2 to the Registration Statement  filed by Treasure Island Finance
          Corp., TI Corp. and MCH on Form  S-1 under the Securities Act of  1933
          (No. 33-45415) (the "TI Corp. Form S-1").

10(p)     Deed of Trust, Assignment of Rents and Security Agreement, dated as of
          March  23, 1988, from MCH in favor of First Interstate Bank of Nevada,
          N.A. ("FIBN"), as trustee. Incorporated by reference to Exhibit 10(xx)
          to Registrant's Annual Report on Form  10-K for the fiscal year  ended
          December 31, 1987.
10(q)     Tax  Allocation  Agreement,  dated  as  of  January  1,  1992, between
          Registrant and TI Corp. Incorporated by reference to Exhibit 10(pp) to
          Amendment No. 2 to the TI Corp. Form S-1.
10(r)     Tax Allocation  Agreement,  dated  as  of  January  1,  1992,  between
          Registrant and Treasure Island Finance Corp. Incorporated by reference to Exhibit 10(qq) to Amendment No. 2 to the TI Corp. Form S-1.
10(s)     Management   Agreement,  dated  as  of  September  30,  1988,  between
          Registrant and GNL. Incorporated by reference to Exhibit 10(yy) to the
          1989 Form 10-K.
10(t)     Tax Allocation  Agreement, dated  as of  September 30,  1988,  between
          Registrant and GNL. Incorporated by reference to Exhibit 10(zz) to the
          1989 Form 10-K.
10(u)     Ground  Lease, dated  as of  March 1, 1992,  between MCH  and TI Corp.
          Incorporated by reference to Exhibit 10(nn) to Amendment No. 2 to  the
          TI Corp. Form S-1.
10(v)     Amendment  Agreement, dated  as of  October 4,  1990, between  MCH, as trustor, and  FIBN,  as  beneficiary.  Incorporated  by  reference  to
          Exhibit  4.12 to Registrant's Current Report on Form 8-K dated October
          4, 1990.
10(w)     Easement, dated December 28,  1990, from MH, INC.  ("MH") in favor  of
          Stephen  A.  Wynn.  Incorporated  by reference  to  Exhibit  10(ll) to
          Amendment No. 1 to the Registration Statement filed by Finance and MCH on Form S-1 under the Securities Act of 1933 (No. 33-38496).
10(x)     Leasehold Deed of Trust, Assignment  of Rents and Security  Agreement,
          dated  as  of March  25,  1992, from  TI Corp.  in  favor of  FIBN, as trustee. Incorporated by  reference to  Exhibit 10(cc)  to the  Annual
          Report  on Form 10-K of Finance for the fiscal year ended December 31,
          1991 (the "Finance 1991 Form 10-K").
10(y)*    Employment Agreement, dated as of August 18, 1992, between  Registrant and  Frank  Visconti. Incorporated  by  reference to  Exhibit  19.4 to
          Registrant's Quarterly  Report on  Form 10-Q  for the  fiscal  quarter ended September 30, 1992.
10(z)*    Employment  Agreement, dated  August 16, 1995,  between Registrant and
          James  E.  Pettis.  Incorporated  by  reference  to  Exhibit  10.5  to
          Registrant's  Quarterly  Report on  Form 10-Q  for the  fiscal quarter ended September 30, 1995 (the "September 1995 Form 10-Q").
10(aa)*   Employment Agreement, dated December 16, 1992, between Registrant  and
          Stephen  A. Wynn. Incorporated  by reference to  Exhibit 10(zz) to the
          1992 Form 10-K.
10(bb)    Amendment Agreement, dated as  of November 24,  1992, between MCH,  as trustor,  and  FIBN,  as  beneficiary.  Incorporated  by  reference to
          Exhibit 10(ddd) to the 1992 Form 10-K.
10(cc)    First Amendment to Ground  Lease, dated as of  March 1, 1993,  between
          MCH  and TI Corp. Incorporated by  reference to Exhibit 10(ggg) to the
          1992 Form 10-K.
10(dd)    Second Amendment to  Deed of  Trust, dated  as of  February 21,  1992, between  MCH, as  trustor, and  FIBN, as  beneficiary. Incorporated by reference to Exhibit 10(z) to the Finance 1991 Form 10-K.
10(ee)    Lease, dated September 4, 1962,  and Agreement, dated March 25,  1975, between the Trustees of the Fraternal Order of Eagles, Las Vegas Aerie
          1213,  and Registrant. Incorporated  by reference to  Exhibit 10(c) to the GNLV Form S-1.
10(ff)    Lease Agreement, dated  July 1,  1973, and Amendment  to Lease,  dated
          February  27,  1979, between  First National  Bank of  Nevada, Trustee under Private Trust No. 87, and Registrant. Incorporated by  reference to Exhibit 10(d) to the GNLV Form S-1.

10(gg)    Lease,  dated  April  30, 1976,  between  Elizabeth  Properties Trust,
          Elizabeth Zahn, Trustee, and Registrant. Incorporated by reference  to
          Exhibit 10(e) to the GNLV Form S-1.
10(hh)    Land  Sales Contract, dated March 26,  1993, between MH and Stephen A.
          Wynn, together  with exhibits.  Incorporated by  reference to  Exhibit
          10(yy)  to the Registration Statement filed by Finance and MCH on Form
          S-4 under the Securities Act of 1933 (No. 33-62514).
10(ii)    Second Amendment  to  Ground Lease,  dated  as of  October  26,  1993, between  MCH and TI Corp. Incorporated by reference to Exhibit 10(bbb)
          to Registrant's Annual Report on Form  10-K for the fiscal year  ended
          December 31, 1993 (the "1993 Form 10-K").
10(jj)*   First  Amendment to Executive  Retirement Plan Agreement,  dated as of
          December 1, 1993, between Registrant and Kenneth R. Wynn. Incorporated by reference to Exhibit 10(ccc) to the 1993 Form 10-K.
10(kk)*   Amended and Restated 1994 Cash  Bonus Plan. Incorporated by  reference to  Exhibit 10(qq) to Registrant's Annual  Report on Form 10-K for the
          fiscal year ended December 31, 1994 (the "1994 Form 10-K").
10(ll)    Reducing Revolving Loan  Agreement, dated  as of May  25, 1994,  among
          Registrant,  MCH, TI  Corp., MR Realty,  MH, each  bank party thereto,
          Bank of America National Trust and Savings Association, Bankers  Trust
          Company,  The Long-Term Credit Bank of Japan, Ltd., Los Angeles Agency
          and Societe Generale, as Co-Agents, and Bank of America National Trust
          and Savings Association, as Administrative Co-Agent (without schedules or exhibits) (the "MRI Loan Agreement"). Incorporated by reference  to
          Exhibit  99 to Registrant's  Current Report on Form  8-K dated May 25,
          1994.
10(mm)    Joint Venture Agreement of Victoria Partners, dated as of December  9,
          1994,  among  MRGS Corp.,  Gold  Strike L.V.  and  Registrant (without exhibit) (the "Joint Venture Agreement"). Incorporated by reference to
          Exhibit 99.1 to Registrant's Current Report on Form 8-K dated December
          9, 1994 (the "December 1994 Form 8-K").
10(nn)    Reducing Revolving  Loan Agreement,  dated as  of December  21,  1994, among Victoria Partners, each bank party thereto, The Long-Term Credit
          Bank  of  Japan, Ltd.,  Los Angeles  Agency  and Societe  Generale, as
          Co-Agents, and Bank of America National Trust and Savings Association,
          as Administrative Agent (without schedules or exhibits) (the "Victoria
          Partners Loan Agreement"). Incorporated  by reference to Exhibit  99.2 to Amendment No. 1 to the December 1994 Form 8-K on Form 8-K/A.
10(oo)    Amendment  No. 1 to the Victoria  Partners Loan Agreement, dated as of
          January 31, 1995. Incorporated by  reference to Exhibit 10(uu) to  the
          1994 Form 10-K.
10(pp)*   1995  Stock Option and Stock Appreciation Rights Plan. Incorporated by
          reference to  Exhibit A  to  Registrant's definitive  Proxy  Statement filed on April 18, 1995 under cover of Schedule 14A.
10(qq)    Amendment  No. 1 to the MRI Loan  Agreement, dated as of April 6, 1995
          (without schedules or exhibits). Incorporated by reference to  Exhibit
          10(b)  to Registrant's  Quarterly Report on  Form 10-Q  for the fiscal quarter ended March 31, 1995 (the "March 1995 Form 10-Q").
10(rr)    Amendment No. 1 to the Joint Venture Agreement, dated as of April  17,
          1995.  Incorporated by  reference to Exhibit  10(c) to  the March 1995
          Form 10-Q.
10(ss)    Agreement between Denny's, Inc. and Beau Rivage, dated as of March 31,
          1995 (without exhibits). Incorporated by reference to Exhibit 10(d) to the March 1995 Form 10-Q.
10(tt)    Amended and Restated Lease,  dated as of April  26, 1995, between  MKB
          Company  and Beau Rivage (without exhibits). Incorporated by reference to Exhibit 10(e) to the March 1995 Form 10-Q.
10(uu)    Amendment No. 2 to the Victoria  Partners Loan Agreement, dated as  of
          June  30, 1995 (without exhibit). Incorporated by reference to Exhibit
          10.1 to  Registrant's Quarterly  Report on  Form 10-Q  for the  fiscal quarter ended June 30, 1995 (the "June 1995 Form 10-Q").

10(vv)    Stock  Purchase  Agreement,  dated July  24,  1995,  among Registrant,
          Capital  Gaming  International,   Inc.  and   Crescent  City   Capital
          Development Corporation (the "Stock Purchase Agreement"). Incorporated
          by reference to Exhibit 10.2 to the June 1995 Form 10-Q.
10(ww)    Amendment  No. 3 to the Victoria  Partners Loan Agreement, dated as of
          July 28, 1995. Incorporated by reference  to Exhibit 10.3 to the  June
          1995 Form 10-Q.
10(xx)    Amendment No. 2 to the MRI Loan Agreement, dated as of August 30, 1995
          (without  exhibits).  Incorporated  by reference  to  Exhibit  10.1 to
          Registrant's Quarterly  Report on  Form 10-Q  for the  fiscal  quarter ended September 30, 1995 (the "September 1995 Form 10-Q").
10(yy)    Amendment No. 3 to the MRI Loan Agreement, dated as of August 30, 1995
          (without  exhibits). Incorporated by reference  to Exhibit 10.2 to the
          September 1995 Form 10-Q.
10(zz)    Amendment No. 4 to  the MRI Loan Agreement,  dated as of September  5,
          1995  (without exhibits). Incorporated by reference to Exhibit 10.3 to the September 1995 Form 10-Q.
10(aaa)   Amendment No. 2 to the Joint Venture Agreement, dated as of  September
          25,  1995. Incorporated by reference to  Exhibit 10.4 to the September
          1995 Form 10-Q.
10(bbb)*  Employment  Agreement,  dated  as   of  December  29,  1995,   between
          Registrant and Thomas L. Sheer.
10(ccc)   Amendment  No. 5 to  the MRI Loan  Agreement, dated as  of October 16,
          1995 (without exhibits).
10(ddd)   Amendment No. 1 to the Stock Purchase Agreement, dated as of  December
          5, 1995.
10(eee)   Amendment  No. 4 to the Victoria  Partners Loan Agreement, dated as of
          October 16, 1995. Incorporated  by reference to  Exhibit 10(a) to  the
          Quarterly  Report on Form 10-Q of  Circus Circus Enterprises, Inc. for
          the fiscal quarter ended October 31, 1995.
10(fff)   Aircraft Purchase Agreement,  dated as of  November 21, 1995,  between
          Aero  Lloyd Flugreisen  GmbH &  Co. Luftverkehrs-KG  and Golden Nugget
          Aviation Corp. (without schedules).
10(ggg)   Amendment No. 6 to  the MRI Loan Agreement,  dated as of November  30,
          1995 (without exhibits).
10(hhh)*  Executive Medical Reimbursement Plan.
10(iii)   Issuing  and Paying Agency Agreement, dated November 13, 1995, between
          Registrant, MCH,  TI Corp.,  Bellagio, GNLV  and MH,  as issuers,  and
          BankAmerica  National  Trust  Company,  as  issuing  and  paying agent
          (without  exhibit).  Incorporated  by  reference  to  Exhibit  4.1  to
          Registrant's  Current Report on Form 8-K  dated November 20, 1995 (the
          "November 1995 Form 8-K").
10(jjj)   Form of Commercial Paper Note of Registrant, MCH, TI Corp.,  Bellagio,
          GNLV  and MH. Incorporated by reference to Exhibit 4.2 to the November
          1995 Form 8-K.
10(kkk)   Commercial Paper Dealer  Agreement, dated November  13, 1995,  between
          Registrant   and  CS  First  Boston  Corporation  (without  exhibits).
          Incorporated by reference to  Exhibit 99.1 to  the November 1995  Form
          8-K.
10(lll)   Commercial  Paper Dealer  Agreement, dated November  13, 1995, between
          Registrant and BA Securities, Inc. (without exhibits). Incorporated by reference to Exhibit 99.2 to the November 1995 Form 8-K.
10(mmm)   Commercial Paper Dealer  Agreement, dated November  13, 1995,  between
          Registrant  and Morgan Stanley &  Co. Incorporated (without exhibits).
          Incorporated by reference to  Exhibit 99.3 to  the November 1995  Form
          8-K.
10(nnn)   Amendment  No. 3 to the Joint  Venture Agreement, dated as of February
          28, 1996.
10(ooo)   Agreement, dated  as of  March 7,  1995, between  Atlandia Design  and
          Furnishings, Inc. and Marnell Corrao Associates (without schedules).

11        Computation of net income per share of common stock.
21        List of subsidiaries of Registrant.
23(a)     Consent of Arthur Andersen LLP.
23(b)     Consent of Coopers & Lybrand L.L.P.
27        Financial Data Schedule.

- ---------------
*Constitutes an executive compensation plan or agreement.

    (b).  REPORTS ON FORM 8-K.

          On December 5, 1995, the Registrant filed a Current Report on Form 8-K, dated November 20, 1995. The Registrant reported under Item 5 (i) the commencement of a commercial paper program providing for the issuance, on a revolving basis, of up to $350 million outstanding principal amount of unsecured short-term notes and (ii) the acquisition of approximately 18.2 acres of land in Biloxi, Mississippi where the Registrant is currently developing plans for a major new casino-based destination resort.

                          MIRAGE RESORTS, INCORPORATED
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Directors and Stockholders
of Mirage Resorts, Incorporated

    We have audited the accompanying consolidated balance sheets of Mirage Resorts, Incorporated (a Nevada corporation) and subsidiaries (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 1995 and 1994. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mirage Resorts, Incorporated and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for the years ended December 31, 1995 and 1994 in conformity with generally accepted accounting principles.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule for the years ended December 31, 1995 and 1994 listed in Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Las Vegas, Nevada
February 9, 1996

                          MIRAGE RESORTS, INCORPORATED
                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Stockholders
of Mirage Resorts, Incorporated
Las Vegas, Nevada

    We have audited the consolidated statements of income, stockholders' equity and cash flows of Mirage Resorts, Incorporated and subsidiaries for the year ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Mirage Resorts, Incorporated and subsidiaries for the year ended December 31, 1993 in conformity with generally accepted accounting principles.

    Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The information included in the schedule for the year ended December 31, 1993 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND

Los Angeles, California
February 11, 1994

                          MIRAGE RESORTS, INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                         AT DECEMBER 31
                                                     -----------------------
                                                        1995         1994
                                                     ----------   ----------
CURRENT ASSETS
  Cash and cash equivalents.......................   $   48,026   $   47,142
  Receivables, net of allowance for doubtful
   accounts of
   $47,161 and $37,937............................       76,859       60,192
  Inventories.....................................       25,601       26,374
  Deferred income taxes...........................       42,553       27,906
  Prepaid expenses and other......................       21,777       17,901
                                                     ----------   ----------
    Total current assets..........................      214,816      179,515
Property and equipment, net.......................    1,439,517    1,374,992
Other assets, net.................................      137,380       86,932
                                                     ----------   ----------
                                                     $1,791,713   $1,641,439
                                                     ----------   ----------
                                                     ----------   ----------

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable................................   $   84,831   $   74,361
  Accrued payroll.................................       39,375       29,782
  Other accrued expenses..........................       49,630       43,962
  Current maturities of long-term debt............          515        3,986
                                                     ----------   ----------
    Total current liabilities.....................      174,351      152,091
Long-term debt, net of current maturities.........      248,548      359,584
Other liabilities, including deferred income taxes
 of $148,615 and $90,400..........................      159,471       98,842
                                                     ----------   ----------
    Total liabilities.............................      582,370      610,517
                                                     ----------   ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, par value $0.008: authorized
   562,500,000 shares; issued 117,573,825 shares;
   outstanding 91,670,747 and 90,995,638 shares...          940          940
  Additional paid-in capital and other............      710,816      699,116
  Retained earnings...............................      650,170      487,007
  Treasury stock, at cost: 25,903,078 and
   26,578,187 shares..............................     (152,583)    (156,141)
                                                     ----------   ----------
    Total stockholders' equity....................    1,209,343    1,030,922
                                                     ----------   ----------
                                                     $1,791,713   $1,641,439
                                                     ----------   ----------
                                                     ----------   ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                          MIRAGE RESORTS, INCORPORATED
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                 YEAR ENDED DECEMBER 31
                                                                          -------------------------------------
                                                                             1995         1994         1993
                                                                          -----------  -----------  -----------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES
  Casino................................................................  $   782,812  $   727,648  $   586,403
  Rooms.................................................................      268,734      256,711      180,936
  Food and beverage.....................................................      208,943      206,128      158,889
  Entertainment.........................................................       87,478       71,198       56,950
  Retail................................................................       63,187       67,016       48,151
  Other.................................................................       42,562       42,240       22,084
                                                                          -----------  -----------  -----------
                                                                            1,453,716    1,370,941    1,053,413
  Less -- promotional allowances........................................     (122,972)    (116,764)    (100,111)
                                                                          -----------  -----------  -----------
                                                                            1,330,744    1,254,177      953,302
                                                                          -----------  -----------  -----------
COSTS AND EXPENSES
  Casino................................................................      387,243      361,421      300,377
  Rooms.................................................................       82,863       81,322       55,586
  Food and beverage.....................................................      136,868      136,925      103,541
  Entertainment.........................................................       73,107       63,139       46,263
  Retail................................................................       40,728       42,773       32,292
  Other.................................................................       24,119       24,874       14,800
  Provision for losses on receivables...................................       23,024       20,520       19,819
  General and administrative............................................      156,454      156,314      114,957
  Depreciation and amortization.........................................       86,223       93,441       74,147
  Corporate expense.....................................................       36,028       35,609       29,999
  Preopening and related promotional expense............................      --           --            29,793
                                                                          -----------  -----------  -----------
                                                                            1,046,657    1,016,338      821,574
                                                                          -----------  -----------  -----------
OPERATING INCOME........................................................      284,087      237,839      131,728
                                                                          -----------  -----------  -----------
OTHER INCOME AND (EXPENSES)
  Interest and other income.............................................        5,123        5,117        5,299
  Interest cost.........................................................      (32,799)     (52,030)     (88,545)
  Interest capitalized..................................................        9,616        7,815       25,080
  Other.................................................................         (766)      (2,737)      (1,259)
                                                                          -----------  -----------  -----------
                                                                              (18,826)     (41,835)     (59,425)
                                                                          -----------  -----------  -----------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM.......................      265,261      196,004       72,303
  Provision for income taxes............................................      (95,313)     (71,265)     (24,234)
                                                                          -----------  -----------  -----------
INCOME BEFORE EXTRAORDINARY ITEM........................................      169,948      124,739       48,069
  Extraordinary item -- loss on early retirements of debt,
   net of applicable income tax benefit.................................       (6,785)     (10,415)     (18,837)
                                                                          -----------  -----------  -----------
NET INCOME..............................................................  $   163,163  $   114,324  $    29,232
                                                                          -----------  -----------  -----------
                                                                          -----------  -----------  -----------
INCOME PER SHARE OF COMMON STOCK
  Income before extraordinary item......................................  $      1.77  $      1.32  $       .58
  Extraordinary item -- loss on early retirements of debt,
   net of applicable income tax benefit.................................         (.07)        (.11)        (.23)
                                                                          -----------  -----------  -----------
NET INCOME PER SHARE OF COMMON STOCK....................................  $      1.70  $      1.21  $       .35
                                                                          -----------  -----------  -----------
                                                                          -----------  -----------  -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                          MIRAGE RESORTS, INCORPORATED
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                         COMMON STOCK         ADDITIONAL
                                                   -------------------------   PAID-IN
                                                      SHARES                   CAPITAL     RETAINED    TREASURY
                                                   OUTSTANDING     AMOUNT     AND OTHER    EARNINGS      STOCK        TOTAL
                                                   ------------  -----------  ----------  ----------  -----------  ------------
                                                                        (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCES, JANUARY 1, 1993........................    74,599,645   $     940   $  453,666  $  343,451  $  (244,446) $    553,611
  Issuance of common stock.......................    13,750,000      --          229,575      --           74,020       303,595
  Exercise of common stock options...............     2,098,208      --            2,082      --           11,470        13,552
  Tax benefit from stock option exercises........       --           --            9,147      --          --              9,147
  Issuance of restricted common stock in
   satisfaction of deferred compensation
   obligations...................................       182,191      --              695      --            1,052         1,747
  Other..........................................       (23,436)     --              422      --             (442)          (20)
  Net income.....................................       --           --           --          29,232      --             29,232
                                                   ------------       -----   ----------  ----------  -----------  ------------
BALANCES, DECEMBER 31, 1993......................    90,606,608         940      695,587     372,683     (158,346)      910,864
  Exercise of common stock options...............       392,751      --              291      --            2,296         2,587
  Tax benefit from stock option exercises........       --           --            2,234      --          --              2,234
  Other..........................................        (3,721)     --            1,004      --              (91)          913
  Net income.....................................       --           --           --         114,324      --            114,324
                                                   ------------       -----   ----------  ----------  -----------  ------------
BALANCES, DECEMBER 31, 1994......................    90,995,638         940      699,116     487,007     (156,141)    1,030,922
  Exercise of common stock options...............       573,250      --            1,889      --            3,352         5,241
  Tax benefit from stock option exercises
   and the vesting of restricted common stock....       --           --            5,969      --          --              5,969
  Other..........................................       101,859      --            3,842      --              206         4,048
  Net income.....................................       --           --           --         163,163      --            163,163
                                                   ------------       -----   ----------  ----------  -----------  ------------
BALANCES, DECEMBER 31, 1995......................    91,670,747   $     940   $  710,816  $  650,170  $  (152,583) $  1,209,343
                                                   ------------       -----   ----------  ----------  -----------  ------------
                                                   ------------       -----   ----------  ----------  -----------  ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                          MIRAGE RESORTS, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      YEAR ENDED DECEMBER 31
                                                                                ----------------------------------
                                                                                   1995        1994        1993
                                                                                ----------  ----------  ----------
                                                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income..................................................................  $  163,163  $  114,324  $   29,232
  Adjustments to reconcile net income to net cash provided by operating activities
    Provision for losses on receivables.......................................      23,024      20,520      19,819
    Depreciation and amortization of property and equipment, including amounts
     reported as corporate expense............................................      90,575      97,178      76,965
    Amortization of debt discount and issuance costs..........................      13,172      13,280      13,745
    Other amortization........................................................       3,714       4,540       4,034
    Loss on disposal and abandonment of property and equipment................       3,424      13,635         347
    Loss on early retirements of debt.........................................      10,439      16,024      28,980
    Deferred income taxes.....................................................      43,568      29,135       2,337
    Changes in assets and liabilities
      Increase in receivables and other current assets........................     (42,794)    (11,775)    (16,467)
      Increase (decrease) in trade accounts payable and accrued expenses......      24,284      (9,831)     27,488
    Other.....................................................................      (7,283)       (269)     (5,655)
                                                                                ----------  ----------  ----------
        Net cash provided by operating activities.............................     325,286     286,761     180,825
                                                                                ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures........................................................    (179,385)    (69,111)   (432,388)
  Decrease in non-current cash equivalents restricted for construction........      --          --         157,196
  Joint venture and other equity investments..................................     (22,455)    (22,810)     (1,877)
  Proceeds from sales of investments..........................................       8,249      21,321      --
  Increase (decrease) in construction accounts payable........................       1,447      (1,797)    (20,043)
  Other.......................................................................      (6,280)        273       9,173
                                                                                ----------  ----------  ----------
        Net cash used for investing activities................................    (198,424)    (72,124)   (287,939)
                                                                                ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Early retirements of long-term debt.........................................    (134,180)   (193,990)   (377,698)
  Proceeds from issuance of long-term debt....................................      --          --          97,500
  Net increase (decrease) in bank credit facility and
   commercial paper borrowings................................................      21,882       3,000     (28,000)
  Other additions to (reductions in) debt.....................................     (21,985)    (32,217)      4,904
  Proceeds from issuance of common stock......................................      --          --         303,595
  Exercise of common stock options, including related income tax benefit......       9,458       4,821      22,699
  Other.......................................................................      (1,153)     (6,571)     (1,407)
                                                                                ----------  ----------  ----------
        Net cash provided by (used for) financing activities..................    (125,978)   (224,957)     21,593
                                                                                ----------  ----------  ----------
CASH AND CASH EQUIVALENTS
  Increase (decrease) for the year............................................         884     (10,320)    (85,521)
  Balance, beginning of year..................................................      47,142      57,462     142,983
                                                                                ----------  ----------  ----------
  Balance, end of year........................................................  $   48,026  $   47,142  $   57,462
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
SUPPLEMENTAL CASH FLOW DISCLOSURES
  Cash paid (received) during the year for
    Interest, net of amounts capitalized......................................  $   13,325  $   34,818  $   60,923
    Income taxes..............................................................      37,000      31,500      (6,080)
  Contribution of land in exchange for partnership interest...................      23,170      --          --

  The accompanying notes are an integral part of these consolidated financial statements.

                          MIRAGE RESORTS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION. Mirage Resorts, Incorporated (the "Company"), through wholly owned Nevada subsidiaries, owns and operates some of the most successful casino-based entertainment resorts in the world. These resorts include The Mirage and Treasure Island on the Las Vegas Strip, the Golden Nugget in downtown Las Vegas and the Golden Nugget-Laughlin in Laughlin, Nevada. The Company is also constructing Bellagio, a major new 3,000-guest room luxury hotel, casino and resort facility, on 120 acres near the center of the Las Vegas Strip. Additionally, the Company is a 50% partner in a joint venture that is constructing Monte Carlo, a 3,024-guest room, mid-priced resort on 46 acres located adjacent to the Bellagio site.

    The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. Those principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Investments in 50% or less owned entities, including joint ventures, over which the Company has the ability to exercise significant influence are accounted for using the equity method.

    CASINO REVENUES AND PROMOTIONAL ALLOWANCES. The Company recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. Revenues include the estimated retail value of rooms, food and beverage and other goods and services provided to customers on a complimentary basis as follows:

                                                                 YEAR ENDED DECEMBER 31
                                                           ----------------------------------
                                                              1995        1994        1993
                                                           ----------  ----------  ----------
                                                                     (IN THOUSANDS)
Rooms....................................................  $   52,592  $   49,900  $   45,153
Food and beverage........................................      63,664      61,389      49,701
Other....................................................       6,716       5,475       5,257
                                                           ----------  ----------  ----------
                                                           $  122,972  $  116,764  $  100,111
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

    Such amounts are then deducted as promotional allowances. The estimated costs of providing these promotional allowances of $87,203,000 in 1995, $83,227,000 in 1994 and $69,449,000 in 1993 have been classified primarily as casino costs and expenses.

    CASH AND CASH EQUIVALENTS. The Company classifies as cash equivalents all highly liquid debt instruments with a maturity of three months or less when purchased. Cash equivalents are carried at cost which approximates fair value.

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

                          MIRAGE RESORTS, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Company extends credit to a limited number of casino patrons, but only following background checks and investigations of creditworthiness. At December 31, 1995, a substantial portion of the receivables was due from foreign customers. The collectibility of these receivables could be affected by future business or economic trends or other significant events in the countries in which such customers reside. At December 31, 1995, no individual customer accounted for more than five percent of the Company's total receivables.

    The Company maintains an allowance for doubtful accounts to reduce its receivables to their carrying amount, which approximates fair value. Management believes that as of December 31, 1995, no significant concentrations of credit risk existed for which an allowance had not already been determined and recorded.

    INVENTORIES. Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out and specific identification methods.

    PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

    The costs  of significant  improvements are  capitalized.   Costs of  normal
repairs are charged to expense as incurred. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are eliminated from the respective accounts and any resulting gain or loss is included in income.

    CAPITALIZED INTEREST. The Company capitalizes interest costs associated with major construction projects. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project at the weighted average cost of the Company's outstanding borrowings. The amount of interest capitalized in any accounting period cannot exceed the Company's total interest cost in such period. Capitalization of interest ceases when the project is substantially complete.

    DEBT DISCOUNT AND ISSUANCE COSTS. Debt discount and issuance costs are capitalized and amortized to expense based on the terms of the related debt agreements using the effective interest method or a method which approximates the effective interest method.

    CORPORATE EXPENSE. Corporate expense represents unallocated payroll costs, professional fees, costs associated with operating and maintaining the Company's aircraft and various other expenses not directly related to operating the Company's hotel-casinos. Corporate expense includes the costs associated with the Company's evaluation and pursuit of new gaming opportunities. Such costs are expensed as incurred until construction of a specific project has become relatively certain.

    PREOPENING EXPENSE.    Preopening  expense,  representing  primarily  direct
personnel and other operating costs incurred prior to the opening of a new hotel-casino, are capitalized as incurred and amortized to expense on a straight-line basis over the 60-day period following opening of the related facility. As a result, the capitalized preopening costs associated with the development of Treasure Island were fully charged to expense during 1993 following the October 26 commencement of operations.

    INCOME PER SHARE OF COMMON STOCK. Income per share of common stock is computed based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Common stock equivalents included in the computation consist of those shares issuable upon the assumed exercise of dilutive common stock options as determined under the treasury stock method. The number of shares used in the computation of income per share of common stock was 96,165,707 in 1995, 94,695,036 in 1994 and 83,409,411 in 1993.

    Fully diluted per share amounts are substantially the same as primary per share amounts for the periods presented.

                          MIRAGE RESORTS, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RECLASSIFICATIONS. Certain amounts in the 1994 and 1993 consolidated financial statements have been reclassified to conform with the 1995 presentation. These reclassifications had no effect on the Company's net income.

NOTE 2 -- PROPERTY AND EQUIPMENT
    Property and equipment consisted of the following:

                                                                          AT DECEMBER 31
                                                                    --------------------------
                                                                        1995          1994
                                                                    ------------  ------------
                                                                          (IN THOUSANDS)
Land..............................................................  $    225,888  $    201,590
Land improvements.................................................       117,258       120,775
Buildings.........................................................       888,402       871,980
Furniture, fixtures and equipment.................................       597,254       560,299
Construction in progress..........................................        84,516        25,313
                                                                    ------------  ------------
                                                                       1,913,318     1,779,957
Less accumulated depreciation.....................................      (473,801)     (404,965)
                                                                    ------------  ------------
                                                                    $  1,439,517  $  1,374,992
                                                                    ------------  ------------
                                                                    ------------  ------------

NOTE 3 -- LONG-TERM DEBT
    Long-term debt consisted of the following:

                                                                          AT DECEMBER 31
                                                                    --------------------------
                                                                        1995          1994
                                                                    ------------  ------------
                                                                          (IN THOUSANDS)
Zero coupon first mortgage notes (effective interest rate of 11%),
 due March 1998...................................................  $    104,700  $     93,935
9 7/8% first mortgage notes, redeemed in April 1995...............       --            125,991
9 1/4% senior subordinated notes, due March 2003..................       100,000       100,000
Bank credit facility at a floating interest rate (6.448% at
 December 31, 1995)...............................................        25,000        20,000
Commercial paper at a weighted average effective interest rate of
 6.34%............................................................        16,882       --
Floating rate aircraft loan, repaid in August 1995................       --             22,134
Other notes bearing interest at rates between 7% and 12% at
 December 31, 1995, maturities to September 2007..................         2,481         1,510
                                                                    ------------  ------------
                                                                         249,063       363,570
Less current maturities...........................................          (515)       (3,986)
                                                                    ------------  ------------
                                                                    $    248,548  $    359,584
                                                                    ------------  ------------
                                                                    ------------  ------------

    The zero coupon first mortgage notes were issued in March 1988 by GNS FINANCE CORP. ("Finance"), a wholly owned subsidiary of the Company. The notes are collateralized by first liens on The Mirage and Treasure Island and are guaranteed by The Mirage operating subsidiary. The net proceeds from the offering were used to fund a portion of the cost of the development and construction of The Mirage. The notes are shown in the above table at their accreted value rather than their face amount, as the holders of the notes are not entitled to the face amount upon default or other accelerated maturity, but only to the accreted value. The unamortized debt discount was $28,300,000 and $39,065,000 at December 31, 1995 and 1994, respectively.

                          MIRAGE RESORTS, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 -- LONG-TERM DEBT (CONTINUED)
    The 9 1/4% senior subordinated notes were issued by Finance in March 1993. As required by the indenture governing the notes, the net proceeds from the offering were used to retire senior indebtedness related to The Mirage and Treasure Island. The notes are guaranteed by The Mirage operating subsidiary and are redeemable at the option of the Company, in whole or in part, on or after March 15, 1998 at prices set forth in the indenture.

    On April 6, 1995, the Company's $525 million revolving bank credit facility maturing in May 1999 was amended to increase the total availability to $1 billion (as so amended, the "Facility").

    Borrowings under the Facility bear interest at a specified premium over, at the Company's option, the prime rate or the one-, two-, three- or six-month London Interbank Offered Rate ("LIBOR"). The premium is based on the Company's Annualized Funded Debt Ratio (as defined) and the rating of its zero coupon first mortgage notes. The premium is currently zero for prime rate borrowings and 75 basis points for LIBOR borrowings. Alternatively, the Company may request bids from the participating banks, which in the past has resulted in borrowings at less than these premiums. The Company incurs an annual commitment fee on the unused portion of the Facility, which is also based on the Company's Annualized Funded Debt Ratio and the rating of its first mortgage notes. The commitment fee is currently 0.1625% per annum. The Company pays an additional fee of 0.15% per annum on the portion of the Facility supporting outstanding commercial paper borrowings discussed below.

    The Company and its significant subsidiaries, excluding the subsidiary that owns and operates the Golden Nugget-Laughlin and certain other subsidiaries (the "Excluded Subsidiaries"), are directly liable for or have guaranteed the repayment of borrowings under the Facility. Borrowings under the Facility are currently uncollateralized. If the Company's Leverage Ratio (as defined) were to exceed 2.75 to 1.0, or if the rating of its first mortgage notes were to decline to below investment grade, the banks would be granted a first lien on the Company's Golden Nugget, Bellagio and Shadow Creek Golf Course properties and certain other assets, including The Mirage and Treasure Island properties if the first mortgage notes are then no longer outstanding. The Company has agreed, with certain limited exceptions, not to dispose of or further encumber such properties and assets without the approval of its bank group.

    The credit agreement governing the Facility contains covenants requiring the Company and its subsidiaries (other than the Excluded Subsidiaries) to maintain a specified tangible net worth and certain financial ratios. The credit agreement also contains covenants that limit to various permitted amounts the ability of the Company and its subsidiaries (other than the Excluded Subsidiaries) to, among other things, incur additional debt, commit funds to capital expenditures or new business ventures, make investments, merge or sell assets or pay dividends on or repurchase the Company's capital stock. At December 31, 1995, the credit agreement limited dividend payments on and repurchases of the Company's common stock to a total of $200.2 million.

    The Company has established a commercial paper program that provides for the issuance, on a revolving basis, of up to $350 million outstanding principal amount of uncollateralized short-term notes. The Company is required to maintain credit availability under the Facility equal to the outstanding principal amount of commercial paper borrowings.

    Borrowings under the Facility and commercial paper have been classified as long-term debt because management intends to replace such borrowings as they come due and to have such borrowings outstanding for a period greater than one year. However, the amount of outstanding borrowings is expected to fluctuate and may be reduced from time to time.

                          MIRAGE RESORTS, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 -- LONG-TERM DEBT (CONTINUED)
    During the three years ended December 31, 1995, the Company retired, prior to scheduled maturities, certain of the publicly held debt securities issued by its wholly owned subsidiaries. The debt securities and respective principal amounts retired, and the resulting aggregate extraordinary losses, were as follows:

                                                                           YEAR ENDED DECEMBER 31
                                                                     ----------------------------------
                                                                        1995        1994        1993
                                                                     ----------  ----------  ----------
                                                                               (IN THOUSANDS)
NOTES ASSOCIATED WITH THE MIRAGE AND TREASURE ISLAND
  13 3/4% first mortgage notes.....................................  $   --      $   --      $  100,000
  Zero coupon first mortgage notes(a)..............................      --          10,320      --
  9 7/8% first mortgage notes......................................     125,991     174,009      --
  12% second mortgage notes........................................      --          --          33,350
NOTES ASSOCIATED WITH THE GOLDEN NUGGET-LAS VEGAS
  11 1/4% first mortgage notes.....................................      --          --         110,050
  12 3/4% uncollateralized notes...................................      --          --         112,941
                                                                     ----------  ----------  ----------
    Total principal amount.........................................  $  125,991  $  184,329  $  356,341
                                                                     ----------  ----------  ----------
                                                                     ----------  ----------  ----------
EXTRAORDINARY LOSS
  Gross extraordinary loss.........................................  $  (10,439) $  (13,028) $  (28,980)
  Income tax benefit...............................................       3,654       4,560      10,143
                                                                     ----------  ----------  ----------
    Net extraordinary loss.........................................  $   (6,785) $   (8,468) $  (18,837)
                                                                     ----------  ----------  ----------
                                                                     ----------  ----------  ----------
- ----------------
(A) REPRESENTS THE ACCRETED VALUE OF THE NOTES ON THE DATE OF RETIREMENT. THE FACE AMOUNT OF THE  NOTES
    RETIRED WAS $15.0 MILLION.

    During 1994, the Company incurred an additional extraordinary loss of $1,947,000, net of applicable income tax benefit of $1,049,000, in connection with the write-off of the unamortized deferred financing costs associated with a previous bank credit facility.

    Maturities of the Company's long-term debt during the next five years are as follows:

YEAR ENDED DECEMBER 31                                                          (IN THOUSANDS)
- ------------------------------------------------------------------------------  --------------
1996..........................................................................   $        515
1997..........................................................................            204
1998..........................................................................        133,218
1999..........................................................................         42,115
2000..........................................................................            203

    The estimated fair value of the Company's long-term debt at December 31, 1995 was approximately $268 million, versus its book value of approximately $249 million. At December 31, 1994, the estimated fair value of the Company's long-term debt was approximately $373 million, versus its book value of approximately $364 million. The estimated fair value amounts were based on quoted market prices on or about December 31, 1995 and 1994 for the Company's debt securities that are traded. For the debt securities that are not traded, fair value was estimated based on the quoted market prices for similar issues or on the current rates offered to the Company for debt having the same remaining maturities.

                          MIRAGE RESORTS, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 -- INCOME TAXES
    The provision for income taxes for financial reporting purposes consisted of the following:

                                                                   YEAR ENDED DECEMBER 31
                                                              --------------------------------
                                                                1995       1994        1993
                                                              ---------  ---------  ----------
                                                                       (IN THOUSANDS)
Income from continuing operations...........................  $  95,313  $  71,265  $   24,234
Tax benefit from extraordinary losses on early retirements
 of debt....................................................     (3,654)    (5,609)    (10,143)
                                                              ---------  ---------  ----------
                                                              $  91,659  $  65,656  $   14,091
                                                              ---------  ---------  ----------
                                                              ---------  ---------  ----------

    The provision for income taxes attributable to income from continuing operations consisted of the following:

                                                                   YEAR ENDED DECEMBER 31
                                                               -------------------------------
                                                                 1995       1994       1993
                                                               ---------  ---------  ---------
                                                                       (IN THOUSANDS)
CURRENT
  Federal....................................................  $  51,564  $  39,538  $  17,054
  State......................................................        (33)       188          1
                                                               ---------  ---------  ---------
                                                                  51,531     39,726     17,055
DEFERRED
  Federal....................................................     43,782     31,539      7,179
                                                               ---------  ---------  ---------
                                                               $  95,313  $  71,265  $  24,234
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    The provision for income taxes attributable to income from continuing operations differs from the amount computed at the federal income tax statutory rate as a result of the following:

                                                                   YEAR ENDED DECEMBER 31
                                                               -------------------------------
                                                                 1995       1994       1993
                                                               ---------  ---------  ---------
                                                                       (IN THOUSANDS)
Amount at statutory rate.....................................  $  92,841  $  68,601  $  25,306
Settlement of examinations...................................     --         --         (1,336)
Change in statutory rate.....................................     --         --          1,386
Other........................................................      2,472      2,664     (1,122)
                                                               ---------  ---------  ---------
                                                               $  95,313  $  71,265  $  24,234
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    The Company increased its 1993 income tax provision and deferred tax liability as a result of legislation enacted in August 1993 which increased the federal income tax statutory rate from 34% to 35% effective January 1, 1993.

    The Internal Revenue Service has completed examinations of the Company's federal income tax returns through 1990. An examination of the years 1991 and 1992 is currently in process. In the opinion of management, any tax liability arising from the current examination will not have a material adverse effect on the Company's financial position or results of operations.

                          MIRAGE RESORTS, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 -- INCOME TAXES (CONTINUED)
    The components of the deferred tax liability consisted of the following:

                                                                            AT DECEMBER 31
                                                                        ----------------------
                                                                           1995        1994
                                                                        ----------  ----------
                                                                            (IN THOUSANDS)
DEFERRED TAX LIABILITIES
  Temporary differences related to property and equipment.............  $  143,234  $  129,092
  Other temporary differences.........................................      19,199      16,199
                                                                        ----------  ----------
    Gross deferred tax liabilities....................................     162,433     145,291
                                                                        ----------  ----------
DEFERRED TAX ASSETS
  Provision for losses on receivables.................................      16,506      13,278
  Alternative minimum tax credit(a)...................................      15,402      42,769
  Deferred compensation...............................................       4,395       4,406
  Preopening expense, net of amortization.............................       4,204       5,733
  Other temporary differences.........................................      15,864      16,611
                                                                        ----------  ----------
    Gross deferred tax assets.........................................      56,371      82,797
                                                                        ----------  ----------
    Net deferred tax liabilities......................................  $  106,062  $   62,494
                                                                        ----------  ----------
                                                                        ----------  ----------
- ----------------
(A)  THE EXCESS OF THE  ALTERNATIVE MINIMUM TAX OVER  THE REGULAR FEDERAL INCOME  TAX IS A TAX
    CREDIT WHICH  CAN BE  CARRIED FORWARD  INDEFINITELY TO  REDUCE FUTURE  FEDERAL INCOME  TAX
    LIABILITIES.

NOTE 5 -- EMPLOYEE BENEFIT PLANS
    Employees of the Company who are members of various unions are covered by union-sponsored, collectively bargained, multi-employer health and welfare and defined benefit pension plans. The Company recorded an expense of $29,751,000 in 1995, $25,692,000 in 1994 and $24,223,000 in 1993 under such plans. Sufficient information is not available from the plans' sponsors to permit the Company to determine its share of unfunded vested benefits, if any.

    The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees. The plan allows employees to defer up to the lesser of the Internal Revenue Code-prescribed maximum amount ($9,240 for 1995) or 15% of their income on a pre-tax basis through contributions to the plan. The Company matches 50% of eligible employees' contributions up to a maximum of 4% of their individual earnings (provided that, for such purpose, earnings may not exceed $150,000 per year). The Company recorded charges for matching contributions of $3,469,000 in 1995, $2,583,000 in 1994 and $2,458,000 in 1993.

    The Company also has a deferred compensation plan for the benefit of certain of its key executives. Under the terms of the plan, each executive will be entitled to a retirement benefit payable in 120 equal monthly installments commencing in the month following the vesting date. Vesting is based upon age and years of service. The amount of the annual benefit payable to each executive will be equal to his annual salary on the date he entered the plan increased by 8% per year from the later of the effective date or the date the executive has completed 10 years of full-time service to the vesting date, or to the date payment commences if the executive remains employed on a full-time basis by the Company and elects to defer payment. Benefits payable under the plan represent unfunded and unsecured liabilities of the Company, and the present value of such benefits is being charged ratably to expense over the respective vesting period of each executive.

    The Company has entered into amendments to the original plan agreements with certain of the executives. Pursuant to certain of the amendments, executives received restricted shares of the Company's common stock in lieu of future monthly cash payments. During the vesting period, the shares may not be

                          MIRAGE RESORTS, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 -- EMPLOYEE BENEFIT PLANS (CONTINUED) transferred or encumbered, except in limited circumstances, and are subject to risk of forfeiture. The number of shares issued to each executive was based upon the estimated value of the executive's interest in the plan and the value of the shares on the date of amendment, taking into account the transferability and forfeiture restrictions on the shares. The Company issued 182,191 restricted shares of common stock in 1993 pursuant to an amendment. Deferred compensation expense based upon the difference between the market price of the common stock on the date of amendment and the amount previously accrued for the executive's original retirement benefit is recorded on a straight-line basis over the respective vesting period of each executive.

    The total expense for the plan was $2,336,000 in 1995, $2,751,000 in 1994 and $1,830,000 in 1993.

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

    LEASES. The Company leases real estate and various equipment under operating lease arrangements. Certain real estate leases provide for escalation of rent based upon a specified price index. Future minimum lease commitments in effect at December 31, 1995 were as follows:

YEAR ENDED DECEMBER 31                                                          (IN THOUSANDS)
- ------------------------------------------------------------------------------  --------------
1996..........................................................................    $    4,031
1997..........................................................................         2,844
1998..........................................................................         1,780
1999..........................................................................         1,517
2000..........................................................................         1,329
Thereafter....................................................................        16,781
                                                                                     -------
                                                                                  $   28,282
                                                                                     -------
                                                                                     -------

    Aggregate rent expense was $3,576,000 in 1995, $3,223,000 in 1994 and $3,207,000 in 1993.

    ENTERTAINMENT SERVICES. The Company has entered into two agreements for major productions appearing in the showrooms at The Mirage and Treasure Island. These agreements expire in 1998 and 1999, respectively. Under the terms of the agreements, the Company is required to pay the producers of the shows a total of approximately $28 million per year and a percentage of show revenues in excess of a specified amount or a percentage of show profits. The producers are responsible for paying the talent and most other costs of presenting the shows. Future minimum payments remaining under the agreements at December 31, 1995 total approximately $94 million. However, such payments are contingent upon the actual performance of shows and under certain conditions, including failure of the respective show to achieve specified financial results, the Company may terminate the agreements without material financial obligation. The Company made payments pursuant to the agreements and a previous agreement totaling approximately $46.7 million in 1995, $46.8 million in 1994 and $31.6 million in 1993. The agreements can be extended at the Company's option until 2001 for the production at The Mirage and until 2004 for the production at Treasure Island.

    LITIGATION. The Company is a party to various legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company's financial position or results of operations.

NOTE 7 -- STOCK OPTIONS AND STOCK APPRECIATION RIGHTS
    The Company has various stock option plans under which stock options may be granted to officers, directors, employees, agents or independent contractors of the Company. Stock options may be exercised using cash or the Company's common stock. Although certain of the plans also permit the granting of stock appreciation rights ("SARs"), no SARs are outstanding.

                          MIRAGE RESORTS, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 -- STOCK OPTIONS AND STOCK APPRECIATION RIGHTS (CONTINUED)
    Summarized information for the stock option plans is as follows:

                                                                         YEAR ENDED DECEMBER 31
                                                                ----------------------------------------
                                                                    1995          1994          1993
                                                                ------------  ------------  ------------
Options outstanding, beginning of year........................    12,629,334    13,013,335    13,743,043
Granted.......................................................     5,785,000        52,500     1,446,000
Exercised.....................................................      (573,250)     (392,751)   (2,098,208)
Terminated....................................................       (95,834)      (43,750)      (77,500)
                                                                ------------  ------------  ------------
Options outstanding, end of year..............................    17,745,250    12,629,334    13,013,335
                                                                ------------  ------------  ------------
                                                                ------------  ------------  ------------
Options and SARs available for grant at end of year...........     2,356,084     5,045,250     5,059,707
Options exercisable at end of year............................     9,176,750     7,376,666     6,817,331
Average exercise price of options exercised
 during the year..............................................        $ 9.14        $ 6.59        $ 6.46
Average exercise price of options outstanding
 at end of year...............................................        $17.99        $11.39        $11.20

    Most stock options granted during 1995 become exercisable either ratably over a five-year period or at a single date approximately ten years from the date of grant.

NOTE 8 -- CAPITAL STOCK
    In September 1993, the Board of Directors declared a five-for-two split of the Company's common stock which was distributed October 29, 1993 to holders of record on October 15, 1993. All references to share and per share data herein have been adjusted retroactively to give effect to the stock split.

    In July 1994, the Company's Board of Directors approved a program to repurchase up to 5,000,000 shares of the Company's common stock from time to time in the open market. At December 31, 1995, 10,000 shares had been repurchased pursuant to this program. The timing and amount of future share repurchases, if any, will depend on various factors, including market conditions, available alternative investments and the Company's financial position.

    The Company's articles of incorporation authorize 5,000,000 shares of preferred stock, none of which has been issued.

                          MIRAGE RESORTS, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                       FIRST       SECOND      THIRD       FOURTH       TOTAL
                                                     ----------  ----------  ----------  ----------  ------------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
1995
  Gross revenues...................................  $  383,413  $  326,699  $  366,739  $  376,865  $  1,453,716
  Promotional allowances...........................     (30,475)    (27,569)    (31,586)    (33,342)     (122,972)
  Net revenues.....................................     352,938     299,130     335,153     343,523     1,330,744
  Operating income.................................      85,557      50,317      73,125      75,088       284,087
  Other expenses, net..............................      (4,367)     (5,793)     (3,039)     (5,627)      (18,826)
  Income before extraordinary item.................      51,661      28,618      45,195      44,474       169,948
  Extraordinary loss on early retirements
   of debt.........................................      (6,785)     --          --          --            (6,785)
  Net income.......................................      44,876      28,618      45,195      44,474       163,163
  Income per share before extraordinary item.......         .54         .30         .47         .46          1.77
  Extraordinary loss per share.....................        (.07)     --          --          --              (.07)
  Net income per share.............................         .47         .30         .47         .46          1.70
1994
  Gross revenues...................................  $  331,074  $  333,959  $  365,769  $  340,139  $  1,370,941
  Promotional allowances...........................     (30,620)    (27,546)    (29,424)    (29,174)     (116,764)
  Net revenues.....................................     300,454     306,413     336,345     310,965     1,254,177
  Operating income.................................      48,267      56,873      74,929      57,770       237,839
  Other expenses, net..............................     (11,357)     (9,463)    (13,054)     (7,961)      (41,835)
  Income before extraordinary item.................      23,348      30,162      39,505      31,724       124,739
  Extraordinary loss on early retirements
   of debt.........................................      --          (4,564)     (2,773)     (3,078)      (10,415)
  Net income.......................................      23,348      25,598      36,732      28,646       114,324
  Income per share before extraordinary item.......         .24         .32         .42         .34          1.32
  Extraordinary loss per share.....................      --            (.05)       (.03)       (.04)         (.11)
  Net income per share.............................         .24         .27         .39         .30          1.21

    In the fourth quarter of 1994, the Company recorded an $11.0 million abandonment charge in connection with a guest room enhancement program at The Mirage that was completed in August 1995.

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

Dated: March 29, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  Signature                                         Title                             Date
- ---------------------------------------------  -----------------------------------------------  -----------------

             /s/ STEPHEN A. WYNN
    ------------------------------------       Chairman of the Board, President and Chief       March 29, 1996
               Stephen A. Wynn                 Executive Officer (Principal Executive Officer)

                                               Senior Vice President -- Finance and
              /s/ DANIEL R. LEE                Development, Chief Financial Officer and
    ------------------------------------       Treasurer (Principal Financial and Accounting    March 29, 1996
                Daniel R. Lee                  Officer)

             /s/ ELAINE P. WYNN
    ------------------------------------       Director                                         March 29, 1996
               Elaine P. Wynn

             /s/ GEORGE J. MASON
    ------------------------------------       Director                                         March 29, 1996
               George J. Mason

           /s/ MELVIN B. WOLZINGER
    ------------------------------------       Director                                         March 29, 1996
             Melvin B. Wolzinger

            /s/ RONALD M. POPEIL
    ------------------------------------       Director                                         March 29, 1996
              Ronald M. Popeil

            /s/ DANIEL B. WAYSON
    ------------------------------------       Director                                         March 29, 1996
              Daniel B. Wayson

           /s/ RICHARD D. BRONSON
    ------------------------------------       Director                                         March 29, 1996
             Richard D. Bronson

                                                                     SCHEDULE II

                 MIRAGE RESORTS, INCORPORATED AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                    ADDITIONS
                                                            --------------------------
                                               BALANCE AT   CHARGED TO       CASH
                                                BEGINNING    COSTS AND    RECOVERIES                    BALANCE AT
DESCRIPTION                                      OF YEAR     EXPENSES         (A)       DEDUCTIONS (B)  END OF YEAR
- ---------------------------------------------  -----------  -----------  -------------  --------------  -----------
                                                                          (IN THOUSANDS)
Allowance for doubtful accounts
  Year Ended December 31, 1995...............   $  37,937    $  23,024     $   1,423      $   15,223     $  47,161
  Year Ended December 31, 1994...............   $  26,876    $  20,520     $   1,314      $   10,773     $  37,937
  Year Ended December 31, 1993...............   $  34,915    $  19,819     $   1,327      $   29,185     $  26,876

- ---------------
(a) Recoveries of accounts previously charged off.

(b) Accounts charged off.