Form 10-Q
period 1996-03-31
MIRAGE RESORTS INC
filed 1996-05-10
CIK 42246

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to________

Commission File No. 1-6697

                         Mirage Resorts, Incorporated
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

            Nevada                                          88-0058016
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

             3400 Las Vegas Boulevard South, Las Vegas, Nevada  89109
             --------------------------------------------------------
               (Address of principal executive offices - Zip Code)

                                (702) 791-7111
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


   ---------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]   NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $0.008 par value, 92,197,499 shares outstanding as of May 9, 1996.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

The unaudited condensed consolidated financial information as of March 31, 1996 and for the three-month periods ended March 31, 1996 and 1995 included in this report was reviewed by Arthur Andersen LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.

              REVIEW REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
              -----------------------------------------------


To the Directors and Stockholders
of Mirage Resorts, Incorporated



We have reviewed the accompanying condensed consolidated balance sheet of Mirage Resorts, Incorporated (a Nevada corporation) and subsidiaries (the "Company") as of March 31, 1996, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Mirage Resorts, Incorporated and subsidiaries as of December 31, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein), and, in our report dated February 9, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet of Mirage Resorts, Incorporated and subsidiaries as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                       ARTHUR ANDERSEN LLP


Las Vegas, Nevada
May 6, 1996

CONDENSED CONSOLIDATED                              Mirage Resorts, Incorporated
BALANCE SHEETS
- --------------------------------------------------------------------------------
                                                 At March 31,    At December 31,
                                                         1996               1995
- --------------------------------------------------------------------------------
(In thousands)                                    (Unaudited)
ASSETS

Current assets
  Cash and cash equivalents                       $   50,808         $   48,026
  Receivables, net of allowance for doubtful
   accounts of $53,020 and $47,161                    92,258             76,859
  Inventories                                         26,601             25,601
  Deferred income taxes                               20,785             42,553
  Prepaid expenses and other                          17,727             21,777
- --------------------------------------------------------------------------------
       Total current assets                          208,179            214,816
Property and equipment, net of accumulated
  depreciation of $494,791 and $473,801            1,467,541          1,439,517
Other assets, net                                    140,324            137,380
- --------------------------------------------------------------------------------
                                                  $1,816,044         $1,791,713
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                $   71,519         $   84,831
  Accrued expenses                                    97,306             89,005
  Current maturities of long-term debt                   421                515
- --------------------------------------------------------------------------------
       Total current liabilities                     169,246            174,351
Long-term debt, net of current maturities            209,544            248,548
Other liabilities, including deferred income
  taxes of $142,375 and $148,615                     153,232            159,471
- --------------------------------------------------------------------------------
       Total liabilities                             532,022            582,370
- --------------------------------------------------------------------------------
Commitments and contingencies

Stockholders' equity
  Common stock: 92,070 and 91,671 shares
   outstanding                                           940                940
  Additional paid-in capital and other               718,624            710,816
  Retained earnings                                  714,757            650,170
  Treasury stock, at cost: 25,504 and 25,903
   shares                                           (150,299)          (152,583)
- --------------------------------------------------------------------------------
       Total stockholders' equity                  1,284,022          1,209,343
- --------------------------------------------------------------------------------
                                                  $1,816,044         $1,791,713
================================================================================
See note to condensed consolidated financial statements.

CONDENSED CONSOLIDATED                              Mirage Resorts, Incorporated
STATEMENTS OF INCOME (Unaudited)
- --------------------------------------------------------------------------------

Three months ended March 31                              1996               1995
- --------------------------------------------------------------------------------
(In thousands, except per share amounts)

Gross revenues                                      $408,668           $383,413
Less-promotional allowances                          (34,460)           (30,475)
- --------------------------------------------------------------------------------
                                                     374,208            352,938
- --------------------------------------------------------------------------------
Costs and expenses
  Casino-hotel operations                            208,252            200,099
  General and administrative                          37,990             37,810
  Depreciation and amortization                       22,143             21,041
  Corporate expense                                    7,699              8,431
- --------------------------------------------------------------------------------
                                                     276,084            267,381
- --------------------------------------------------------------------------------
Operating income                                      98,124             85,557
- --------------------------------------------------------------------------------
Other income and (expense)
  Interest and other income                              462              2,861
  Interest cost                                       (6,720)            (9,597)
  Interest capitalized                                 4,024              2,359
  Other                                                6,615                 10
- --------------------------------------------------------------------------------
                                                       4,381             (4,367)
- --------------------------------------------------------------------------------
Income before income taxes and extraordinary item    102,505             81,190
  Provision for income taxes                         (37,918)           (29,529)
- --------------------------------------------------------------------------------
Income before extraordinary item                      64,587             51,661
  Extraordinary item-loss on early retirement
   of debt, net of applicable income tax benefit           -             (6,785)
- --------------------------------------------------------------------------------
Net income                                          $ 64,587           $ 44,876
================================================================================
Income per share of common stock
  Income before extraordinary item                  $   0.66           $   0.54
  Extraordinary item-loss on early retirement
   of debt, net of applicable income tax benefit           -              (0.07)
- --------------------------------------------------------------------------------
Net income per share of common stock                $   0.66           $   0.47
================================================================================

See note to condensed consolidated financial statements.

CONDENSED CONSOLIDATED                              Mirage Resorts, Incorporated
STATEMENTS OF CASH FLOWS (Unaudited)
- --------------------------------------------------------------------------------

Three months ended March 31                              1996               1995
- --------------------------------------------------------------------------------
(In thousands)

Cash flows from operating activities
  Net income                                        $ 64,587           $ 44,876
  Adjustments to reconcile net income to net
   cash provided by operating activities
    Provision for losses on receivables                6,043              7,289
    Depreciation and amortization of property
     and equipment, including amounts reported
     as corporate expense                             23,579             22,050
    Amortization of debt discount and issuance
     costs                                             3,496              3,143
    Gain on sale of investment in Casino Iguazu       (8,006)                 -
    Loss on early retirement of debt                       -             10,439
    Deferred income taxes                             15,528             11,549
    Changes in assets and liabilities
     Increase in receivables and other current
      assets                                         (18,392)           (16,436)
     Increase (decrease) in trade accounts
      payable and accrued expenses                    (7,400)                 2
    Other                                             (1,203)              (571)
- --------------------------------------------------------------------------------
        Net cash provided by operating activities     78,232             82,341
- --------------------------------------------------------------------------------

Cash flows from investing activities
  Capital expenditures                               (55,810)           (24,025)
  Joint venture and other equity investments            (937)           (18,387)
  Proceeds from sale of investment in Casino
   Iguazu                                             12,500                  -
  Other                                                2,680                 48
- --------------------------------------------------------------------------------
        Net cash used for investing activities       (41,567)           (42,364)
- --------------------------------------------------------------------------------

Cash flows from financing activities
  Net reduction in bank credit facility and
   commercial paper borrowings                       (41,882)           (20,000)
  Other reductions in debt                               (95)           (15,353)
  Exercise of common stock options, including
   related income tax benefit                          8,200              1,592
  Other                                                 (106)               (27)
- --------------------------------------------------------------------------------
        Net cash used for financing activities       (33,883)           (33,788)
- --------------------------------------------------------------------------------

See note to condensed consolidated financial statements.

CONDENSED CONSOLIDATED                              Mirage Resorts, Incorporated
STATEMENTS OF CASH FLOWS (Unaudited) - Cont.
- --------------------------------------------------------------------------------

Three months ended March 31                              1996               1995
- --------------------------------------------------------------------------------
(In thousands)

Cash and cash equivalents
  Increase for the period                           $  2,782           $  6,189
  Balance, beginning of period                        48,026             47,142
- --------------------------------------------------------------------------------
  Balance, end of period                            $ 50,808           $ 53,331
================================================================================

Supplemental cash flow disclosures
  Cash paid during the period for
   Interest, net of amounts capitalized             $  1,564           $  3,961
   Income taxes                                        5,000                  -
- --------------------------------------------------------------------------------

See note to condensed consolidated financial statements.

NOTE TO CONDENSED CONSOLIDATED                      Mirage Resorts, Incorporated
FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


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

The condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the Company's 1995 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report. The Condensed Consolidated Balance Sheet at December 31, 1995 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been included. The interim results reflected in the condensed consolidated financial statements are not necessarily indicative of expected results for the full year.

Certain amounts in the 1995 condensed consolidated financial statements have been reclassified to conform with the 1996 presentation. These reclassifications had no effect on the Company's net income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Operating Results for the Three-Month Periods Ended March 31, 1996 and 1995

RESULTS OF OPERATIONS

Financial Highlights
                                                                      % Increase
Three months ended March 31                         1996        1995  (Decrease)
- --------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)
Gross revenues
  The Mirage                                    $227,238   $215,555        5.4 %
  Treasure Island                                105,009     98,259        6.9 %
  Golden Nugget                                   59,681     52,697       13.3 %
  Golden Nugget-Laughlin                          16,740     16,902       (1.0)%
- --------------------------------------------------------------------------------
                                                $408,668   $383,413        6.6 %
- --------------------------------------------------------------------------------
Net revenues
  The Mirage                                    $207,487   $198,144        4.7 %
  Treasure Island                                 96,959     91,447        6.0 %
  Golden Nugget                                   54,668     48,010       13.9 %
  Golden Nugget-Laughlin                          15,094     15,337       (1.6)%
- --------------------------------------------------------------------------------
                                                $374,208   $352,938        6.0 %
- --------------------------------------------------------------------------------
Operating income
  The Mirage                                    $ 62,812   $ 58,875        6.7 %
  Treasure Island                                 25,884     22,653       14.3 %
  Golden Nugget                                   14,461      9,886       46.3 %
  Golden Nugget-Laughlin                           2,666      2,574        3.6 %
  Corporate expense                               (7,699)    (8,431)      (8.7)%
- --------------------------------------------------------------------------------
                                                $ 98,124   $ 85,557       14.7 %
- --------------------------------------------------------------------------------
Operating margin (operating income/net revenues)
  The Mirage                                       30.3%      29.7%      0.6 pts
  Treasure Island                                  26.7%      24.8%      1.9 pts
  Golden Nugget                                    26.5%      20.6%      5.9 pts
  Golden Nugget-Laughlin                           17.7%      16.8%      0.9 pts
  Company-wide                                     26.2%      24.2%      2.0 pts
- --------------------------------------------------------------------------------
Income before extraordinary item                $ 64,587   $ 51,661       25.0 %
Net income                                      $ 64,587   $ 44,876       43.9 %
- --------------------------------------------------------------------------------
Income per share before extraordinary item      $   0.66   $   0.54       22.2 %
Net income per share                            $   0.66   $   0.47       40.4 %
- --------------------------------------------------------------------------------
Company-wide table games win percentage            21.5%      22.2%     (0.7)pts
Company-wide occupancy of standard guest rooms     99.3%      98.5%      0.8 pts
- --------------------------------------------------------------------------------

Income before extraordinary and non-recurring items during the 1996 first quarter set a new quarterly record for the Company, surpassing the previous record set in the prior year's first quarter. Excluding a gain on the sale of the Company's 50% equity interest in a small casino near Iguazu Falls, Argentina, earnings per share were $0.61, versus $0.54 before extraordinary item in the 1995 first quarter.

Overall, the Company's operating income increased 14.7%. This increase is particularly noteworthy given the exceptionally high table games win percentage of 22.2% in the prior year's quarter. The table games win percentage in the 1996 first quarter was 21.5%. By comparison, the Company-wide win percentage for the full years 1995 and 1994 was 20.2% and 18.8%, respectively.

Operating income at all four of the Company's resorts increased over last year's first quarter. Three of the four set new records for operating income.

The Mirage had the best quarter in its six-year history. Despite a decline in the table games win percentage, casino revenues approximately equaled the strong results of the 1995 first quarter, principally reflecting a 5.9% increase in slot revenues. Led by a $5.3 million increase in room revenues, net non-casino revenues at The Mirage grew by 13.1%. Between late February and mid-August 1995, all 2,765 standard guest rooms and 61 of the 279 suites at The Mirage were significantly refurbished and enhanced. This project resulted in 8% more available room nights during the 1996 first quarter. The substantial improvement in the quality of The Mirage's guest rooms allowed the facility to achieve increases in both the average room rate and occupancy. Occupancy of available standard guest rooms was 99.1%, versus 98.3% in the prior year's first quarter.

Treasure Island also had the best quarter in its history. Strong increases in room rates and slot and entertainment revenues primarily accounted for the increase in revenues and operating income. Treasure Island's operating income has increased over the prior year's quarter in each of the five full quarters since its first anniversary.

The success of the Fremont Street Experience, which opened in early December 1995, was readily apparent in the Golden Nugget's first quarter results. The Golden Nugget had the highest quarterly room and slot revenues in its 49-year history. Occupancy of available standard guest rooms was 99.0%, versus 97.4% in the 1995 first quarter, and the average standard room rate increased by over 20%. The level of slot play was up 16.3%.

The Golden Nugget-Laughlin also had the highest quarterly operating income in its history. Revenues during the 1996 quarter were comparatively flat. However, a decline in depreciation and amortization expense resulted in an improvement in the facility's operating margin.

OTHER FACTORS AFFECTING EARNINGS

Corporate expense declined by 8.7%, due largely to a greater concentration on developing resorts in existing gaming jurisdictions rather than pursuing projects in potential new jurisdictions.

Despite accelerating construction expenditures, the Company's debt levels continued to decline. Total indebtedness at March 31, 1996 was $210.0 million, versus $330.8 million at quarter-end 1995. This decline, together with an increase in interest capitalized, resulted in a $4.5 million, or 62.8%, decrease in interest expense.

As noted previously, during the 1996 first quarter the Company sold its 50% equity interest in a small casino located near Iguazu Falls, Argentina. The casino opened in July 1994 with a total investment by the Company of $4.0 million. Although the casino was quite profitable, contributing $1.4 million (on a pre-tax basis) to the Company's 1995 annual operating results, management determined that the facility was not capable of being expanded into a resort of meaningful size to the Company. Consequently, the Company's interest was sold for $12.5 million in cash, resulting in a pre-tax gain of $8.0 million. Such gain is included in the "Other" caption in the accompanying Condensed Consolidated Statements of Income.

In March 1995, the Company called for redemption the remaining $126.0 million principal amount of the 9 7/8% first mortgage notes associated with The Mirage and Treasure Island. Although this early retirement was financially advantageous to the Company, the call premium and the write-off of the related unamortized debt issuance costs resulted in an extraordinary charge of $6.8 million ($0.07 per share) during the 1995 first quarter.

CAPITAL RESOURCES, CAPITAL SPENDING AND LIQUIDITY

During the first quarter of both 1996 and 1995, cash flow from operations was the Company's principal source of funds for capital expenditures, investments, debt repayments and other corporate requirements. Cash provided by operating activities (as shown in the accompanying Condensed Consolidated Statements of Cash Flows) was $78.2 million during the 1996 first quarter, versus $82.3 million in the prior year's quarter.

Capital expenditures during the 1996 first quarter totaled $55.8 million. This amount includes $19.8 million, including capitalized interest of $2.3 million, associated with the construction of Bellagio. Capital expenditures also include $12.7 million for the acquisition of land for potential future development. The remaining $23.3 million of capital expenditures during the 1996 first quarter primarily reflect maintenance capital spending at the Company's four facilities as well as various enhancement projects at The Mirage. These projects include upgrading the special effects at the resort's volcano attraction and the construction of an animal habitat that will allow guests to view the beautiful exotic animals of Siegfried & Roy. Capital expenditures do not include amounts relating to the construction of Monte Carlo, as such project is being built by a 50%-owned unconsolidated joint venture.

Capital expenditures during the 1995 first quarter totaled $24.0 million. Of this amount, approximately $12.0 million relates to the guest room enhancement program at The Mirage. A significant portion of the remaining amount relates to the design and development of Bellagio.

Management expects the Company's future capital spending to increase significantly with the ongoing construction of Bellagio and the commencement of construction of its planned resort hotel-casino in Biloxi, Mississippi. Bellagio is currently expected to cost approximately $1.1 billion (excluding land and capitalized interest) and is scheduled to open in the spring of 1998. At March 31, 1996, the Company had incurred approximately $37.1 million of such amount. The Biloxi facility is still in the design process, but major construction is anticipated to begin in July 1996 with completion scheduled for early 1998 at a total cost, excluding land and capitalized interest, of approximately $325 million. Including land and capitalized interest, Bellagio is expected to cost between $1.2 billion and $1.3 billion and the Biloxi project is expected to cost approximately $375 million.

The level of future capital spending will increase further should the Company proceed with its proposed 2,000-guest room, luxury resort hotel-casino in Atlantic City, New Jersey. Management currently expects the project to cost approximately $700 million and intends to begin construction in the fall of 1996. Construction is expected to require 24 to 30 months to complete. However, because the project has not yet been designed, the actual project cost may be significantly different and the construction schedule may vary from that which is currently contemplated. Additionally, construction of the project is subject to a number of conditions, including the receipt of all requisite licenses, permits, allocations and authorizations, resolution of real estate title issues, the Company determining that the costs of environmental remediation are not unreasonable and the approval by the State of New Jersey of funding for certain roadway improvements affecting the site. Accordingly, there can be no assurance as to whether or when the Company will proceed with the project.

During the 1996 first quarter, the Company expended $41.9 million to repay bank credit facility and commercial paper borrowings outstanding at December 31, 1995. There were no bank credit facility or commercial paper borrowings outstanding at March 31, 1996. Debt repayments during the 1995 first quarter totaled $35.4 million. These repayments principally consisted of a $20.0 million net reduction in amounts outstanding under the Company's bank credit facility and a $14.6 million prepayment of its floating rate aircraft loan.

Management believes that the Company's existing cash balances, anticipated operating cash flow and amounts available under its $1 billion bank credit facility will be sufficient to meet its future debt obligations and fund construction of the Bellagio and Biloxi projects. Depending on which other projects are undertaken by the Company as well as the ultimate size and timing of such projects, construction of other facilities, including those contemplated in New Jersey, may require additional financing.

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits.

    10.1 An Agreement Between the City of Atlantic City and Mirage Resorts, Incorporated for the Development of the Huron North Redevelopment Area, dated May 3, 1996 (without exhibits).

    10.2 Completion Guaranty by the Registrant in favor of the City of Atlantic City, dated as of May 3, 1996.

    11 Mirage Resorts, Incorporated - Computation of Net Income Per Share of Common Stock for the three-month periods ended March 31, 1996 and 1995.

    15    Letter from independent public accountants  acknowledging awareness of
          the  use  of  their   report  dated  May 6, 1996  in  the Registrant's
          registration statements.

    27    Financial Data Schedule.

(b) Reports on Form 8-K.

          The Registrant filed no reports on Form 8-K during the three-month period ended March 31, 1996.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                Mirage Resorts, Incorporated



May 10, 1996                    By:  DANIEL  R. LEE
- ------------                         -------------------------------------------
    Date                             Daniel R. Lee
                                     Senior Vice President  - Finance and
                                     Development, Chief Financial Officer
                                     and Treasurer (Principal Financial Officer)