Form 10-Q
period 1996-06-30
MIRAGE RESORTS INC
filed 1996-08-14
CIK 42246

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

(Mark One)
[X]    QUARTERLY   REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                    OR

[ ]    TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)   OF  THE
           SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
                                ------------------     ------------------
Commission File No. 1-6697

                       Mirage Resorts, Incorporated
- -------------------------------------------------------------------------
         (Exact name of Registrant as specified in its charter)

                   Nevada                         88-0058016
- -------------------------------      ------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or organization)

          3400 Las Vegas Boulevard South, Las Vegas, Nevada  89109
- -------------------------------------------------------------------------
             (Address of principal executive offices - Zip Code)

                            (702) 791-7111
- -------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

- -------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  YES   X   NO
           -----    -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $0.004 par value, 183,477,238 shares outstanding as of August 9, 1996.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The unaudited condensed consolidated financial information as of June 30, 1996 and for the three-month and six-month periods ended June 30, 1996 and 1995 included in this report was reviewed by
Arthur Andersen LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.

          REVIEW REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
          -----------------------------------------------

To the Directors and Stockholders
of Mirage Resorts, Incorporated


We have reviewed the accompanying condensed consolidated balance sheet of Mirage Resorts, Incorporated (a Nevada corporation) and subsidiaries (the "Company") as of June 30, 1996, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1996 and 1995 and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management.

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

                                 ARTHUR ANDERSEN LLP

Las Vegas, Nevada
August 7, 1996

CONDENSED CONSOLIDATED                                       MIRAGE RESORTS, INCORPORATED
BALANCE SHEETS
- ------------------------------------------------------------------------------------------
                                                             AT JUNE 30,   At December 31,
                                                                   1996               1995
- ------------------------------------------------------------------------------------------
(In thousands)                                               (UNAUDITED)
ASSETS

Current assets
  Cash and cash equivalents                                  $   48,450         $   48,026
  Receivables, net of allowance for doubtful
    accounts of $56,169 and $47,161                              74,683             76,859
  Inventories                                                    25,491             25,601
  Deferred income taxes                                          25,222             42,553
  Prepaid expenses and other                                     19,143             21,777
- ------------------------------------------------------------------------------------------
       Total current assets                                     192,989            214,816
Property and equipment, net of accumulated
  depreciation of $514,332 and $473,801                       1,501,615          1,439,517
Other assets, net                                               146,715            137,380
- ------------------------------------------------------------------------------------------
                                                             $1,841,319         $1,791,713
==========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                           $   67,721         $   84,831
  Accrued expenses                                               83,321             89,005
  Current maturities of long-term debt                              401                515
- ------------------------------------------------------------------------------------------
       Total current liabilities                                151,443            174,351
Long-term debt, net of current maturities                       212,476            248,548
Other liabilities, including deferred income taxes
  of $137,386 and $148,615                                      148,318            159,471
- ------------------------------------------------------------------------------------------
       Total liabilities                                        512,237            582,370
- ------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity
  Common stock:  184,627 and 183,342 shares outstanding             940                940
  Additional paid-in capital and other                          721,733            710,816
  Retained earnings                                             755,356            650,170
  Treasury stock, at cost:  50,521 and 51,806 shares           (148,947)          (152,583)
- ------------------------------------------------------------------------------------------
       Total stockholders' equity                             1,329,082          1,209,343
- ------------------------------------------------------------------------------------------
                                                             $1,841,319         $1,791,713
==========================================================================================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED                                                       MIRAGE RESORTS, INCORPORATED
STATEMENTS OF INCOME (UNAUDITED)
- ---------------------------------------------------------------------------------------------------------
                                                             Three Months                 Six Months
                                                         ----------------------      --------------------
For the periods ended June 30                              1996          1995          1996        1995
- ---------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
Gross revenues                                           $343,183      $326,699      $751,851    $710,112
Less - promotional allowances                             (30,531)      (27,569)      (64,991)    (58,044)
- ---------------------------------------------------------------------------------------------------------
                                                          312,652       299,130       686,860     652,068
- ---------------------------------------------------------------------------------------------------------
Costs and expenses
  Casino-hotel operations                                 187,548       180,412       395,800     380,511
  General and administrative                               37,484        37,666        75,474      75,476
  Depreciation and amortization                            22,223        21,251        44,366      42,292
  Corporate expense                                         6,079         9,484        13,778      17,915
- ---------------------------------------------------------------------------------------------------------
                                                          253,334       248,813       529,418     516,194
- ---------------------------------------------------------------------------------------------------------
Operating income                                           59,318        50,317       157,442     135,874
- ---------------------------------------------------------------------------------------------------------
Other income and (expenses)
  Interest and other income                                 5,231           304         5,693       3,165
  Interest cost                                            (6,501)       (8,445)      (13,221)    (18,042)
  Interest capitalized                                      5,905         2,118         9,929       4,477
  Other                                                      (890)          230         5,725         240
- ---------------------------------------------------------------------------------------------------------
                                                            3,745        (5,793)        8,126     (10,160)
- ---------------------------------------------------------------------------------------------------------
Income before income taxes and extraordinary item          63,063        44,524       165,568     125,714
  Provision for income taxes                              (22,464)      (15,906)      (60,382)    (45,435)
- ---------------------------------------------------------------------------------------------------------
Income before extraordinary item                           40,599        28,618       105,186      80,279
  Extraordinary item - loss on early retirement
    of debt, net of applicable income tax benefit               -             -             -      (6,785)
- ---------------------------------------------------------------------------------------------------------
Net income                                               $ 40,599      $ 28,618      $105,186    $ 73,494
=========================================================================================================
Income per share of common stock
  Income before extraordinary item                       $   0.21      $   0.15      $   0.54    $   0.42
  Extraordinary item - loss on early retirement
    of debt, net of applicable income tax benefit               -             -             -       (0.04)
- ---------------------------------------------------------------------------------------------------------
Net income per share of common stock                     $   0.21      $   0.15      $   0.54    $   0.38
=========================================================================================================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED                                                   MIRAGE RESORTS, INCORPORATED
STATEMENTS OF CASH FLOWS (UNAUDITED)
- -----------------------------------------------------------------------------------------------------
Six months ended June 30                                                         1996            1995
- -----------------------------------------------------------------------------------------------------
(In thousands)
Cash flows from operating activities
  Net income                                                                $ 105,186       $  73,494
  Adjustments to reconcile net income to net cash provided by operating activities
      Provision for losses on receivables                                       9,860          11,371
      Depreciation and amortization of property and equipment,
        including amounts reported as corporate expense                        47,291          44,330
      Gain on sale of investment in Casino Iguazu                              (8,006)              -
      Gain on sale of other equity investments                                 (4,547)         (2,488)
      Equity in loss of Monte Carlo                                             5,168               -
      Amortization of debt discount and issuance costs                          7,070           6,412
      Loss on early retirement of debt                                              -          10,439
      Deferred income taxes                                                     6,102          21,019
      Changes in assets and liabilities
        Increase in receivables and other current assets                       (4,940)         (2,106)
        Decrease in trade accounts payable and accrued expenses               (31,234)        (15,231)
      Other                                                                    (5,402)            298
- -----------------------------------------------------------------------------------------------------
               Net cash provided by operating activities                      126,548         147,538
- -----------------------------------------------------------------------------------------------------
Cash flows from investing activities
  Capital expenditures                                                       (113,607)        (60,538)
  Joint venture and other equity investments                                  (23,513)        (19,167)
  Proceeds from sale of investment in Casino Iguazu                            12,500               -
  Proceeds from sale of other equity investments                               18,127           5,518
  Other                                                                         8,353          (8,856)
- -----------------------------------------------------------------------------------------------------
               Net cash used for investing activities                         (98,140)        (83,043)
- -----------------------------------------------------------------------------------------------------
Cash flows from financing activities
  Net increase (decrease) in bank credit facility and
    commercial paper borrowings                                               (41,882)         72,700
  Early retirement of public debt                                                   -        (134,180)
  Other reductions in debt                                                       (141)        (15,729)
  Exercise of common stock options, including related income tax benefit       14,227           2,034
  Other                                                                          (188)         (2,504)
- -----------------------------------------------------------------------------------------------------
               Net cash used for financing activities                         (27,984)        (77,679)
- -----------------------------------------------------------------------------------------------------
Cash and cash equivalents
  Increase (decrease) for the period                                              424         (13,184)
  Balance, beginning of period                                                 48,026          47,142
- -----------------------------------------------------------------------------------------------------
  Balance, end of period                                                    $  48,450       $  33,958
=====================================================================================================
Supplemental cash flow disclosures
  Cash paid during the period for
    Interest, net of amounts capitalized                                    $       -       $  10,576
    Income taxes                                                               55,000          22,500
  Contribution of land in exchange for partnership interest                         -          23,170
- -----------------------------------------------------------------------------------------------------

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONDENSED CONSOLIDATED      MIRAGE RESORTS, INCORPORATED
FINANCIAL STATEMENTS (UNAUDITED)
- -----------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

Mirage Resorts, Incorporated (the "Company") owns and operates some of the most successful casino-based entertainment resorts in the world. These resorts include The Mirage and Treasure Island on the Las Vegas Strip, the Golden Nugget in downtown Las Vegas and the Golden Nugget-Laughlin in Laughlin, Nevada. The Company is also a 50% partner in a joint venture that owns and operates the new Monte Carlo Resort & Casino ("Monte Carlo") on the Las Vegas Strip.

The Company is currently constructing two additional wholly owned hotel-casino resorts. The more significant of these is Bellagio, a major 3,000-guest room luxury resort scheduled to be completed in the second quarter of 1998 on approximately 120 acres adjacent to Monte Carlo. In July 1996, the Company began construction of Beau Rivage, a luxurious 1,800-guest room resort in Biloxi, Mississippi scheduled to be completed in the first quarter of 1998.

The condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the Company's 1995 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report. The Condensed Consolidated Balance Sheet at December 31, 1995 contained herein was derived from audited financial statements, but does not include all disclosures contained in the Form 10-K and applicable under generally accepted accounting principles.

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

NOTE 2 - MONTE CARLO

Monte Carlo, a 3,014-guest room mid-priced hotel-casino resort, opened on June 21, 1996. The Company's joint venture partner, Circus Circus Enterprises, Inc., supervised the construction of Monte Carlo and is managing the resort without fee. During its initial 10 days of operations, Monte Carlo reported gross revenues of $9.0 million and operating profit before preopening costs of $1.2 million. After a one-time charge for preopening costs of $11.2 million, Monte Carlo's operating loss and net loss for the period were $10.0 million and $10.3 million, respectively. The Company's $5.2 million share of Monte Carlo's net loss is included in "Gross revenues" for the three-month and six-month periods ended June 30, 1996.

NOTE 3 - STOCK SPLIT

On May 23, 1996, the Board of Directors declared a two-for-one split of the Company's common stock. The additional shares were distributed on July 1, 1996 to holders of record on June 17, 1996. Except as otherwise noted, all references to share and per share data herein have been adjusted retroactively to give effect to the stock split.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS
ENDED JUNE 30, 1996 AND 1995

RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

                                                                                       % Increase
Three months ended June 30                                         1996         1995   (Decrease)
- -------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share and room rate amounts)
Gross revenues
  The Mirage                                                   $178,381     $166,550         7.1%
  Treasure Island                                               100,379       96,666         3.8%
  Golden Nugget                                                  54,628       47,416        15.2%
  Golden Nugget-Laughlin                                         14,963       16,067       (6.9)%
- -------------------------------------------------------------------------------------------------
                                                                348,351      326,699         6.6%
  Equity in loss of Monte Carlo                                  (5,168)           -            -
- -------------------------------------------------------------------------------------------------
                                                               $343,183     $326,699         5.0%
- -------------------------------------------------------------------------------------------------
Net revenues
  The Mirage                                                   $161,195     $151,304         6.5%
  Treasure Island                                                93,202       89,974         3.6%
  Golden Nugget                                                  49,978       43,298        15.4%
  Golden Nugget-Laughlin                                         13,445       14,554       (7.6)%
- -------------------------------------------------------------------------------------------------
                                                                317,820      299,130         6.2%
  Equity in loss of Monte Carlo                                  (5,168)           -            -
- -------------------------------------------------------------------------------------------------
                                                               $312,652     $299,130         4.5%
- -------------------------------------------------------------------------------------------------
Operating profit
  The Mirage                                                   $ 35,442     $ 29,119        21.7%
  Treasure Island                                                22,510       21,317         5.6%
  Golden Nugget                                                  11,100        7,092        56.5%
  Golden Nugget-Laughlin                                          1,513        2,273      (33.4)%
- -------------------------------------------------------------------------------------------------
                                                                 70,565       59,801        18.0%
Equity in loss of Monte Carlo                                    (5,168)           -            -
Corporate expense                                                (6,079)      (9,484)     (35.9)%
- -------------------------------------------------------------------------------------------------
                                                               $ 59,318     $ 50,317        17.9%
- -------------------------------------------------------------------------------------------------
Operating margin (operating profit/net revenues)
  The Mirage                                                      22.0%        19.2%       2.8pts
  Treasure Island                                                 24.2%        23.7%       0.5pts
  Golden Nugget                                                   22.2%        16.4%       5.8pts
  Golden Nugget-Laughlin                                          11.3%        15.6%     (4.3)pts
  Company-wide (before Monte Carlo and corporate expense)         22.2%        20.0%       2.2pts
- -------------------------------------------------------------------------------------------------
Net income                                                     $ 40,599     $ 28,618        41.9%
Net income per share                                           $   0.21     $   0.15        40.0%
- -------------------------------------------------------------------------------------------------
Other information (excluding Monte Carlo)
  Company-wide table games win percentage                         16.0%        17.6%     (1.6)pts
  Company-wide occupancy of standard guest rooms                  99.6%        98.8%       0.8pts
  Average standard guest room rate (a)                         $     91     $     80        13.8%
- -------------------------------------------------------------------------------------------------
(a)  Cash rate at the Company's Las Vegas hotels.

The 1996  second  quarter  was the  Company's  tenth  consecutive
quarter of  positive  year-to-year  earnings  comparisons.    Net
income of $0.21 per share represents a 40% increase over the $0.15 per share reported in the 1995 second quarter.

Operating profit before Monte Carlo and corporate expense rose 18%, despite the lowest overall quarterly table games win percentage since The Mirage opened in 1989. The Company-wide table games win percentage was 16.0%, versus 17.6% in the prior-year quarter. By comparison, the Company-wide table games win percentage for the full years 1995 and 1994 was 20.2% and 18.8%, respectively. Meanwhile, the average standard guest room rate at the Company's Las Vegas hotels rose 13.8%.

The Mirage achieved a 22% increase in operating income, despite being particularly impacted by the low table games win percentage. The increase is primarily attributable to the guest room enhancement program which caused a large number of out-of-
service guest rooms in the prior-year period. This $50 million program was completed in August 1995 and substantially upgraded the quality of The Mirage's standard guest rooms. The enhancement program resulted in 22% more available room nights during the current-year quarter and enabled The Mirage to achieve a significant increase in its average room rate. Even with the additional room inventory, occupancy of standard guest rooms remained at near 100%. Taken together, these factors resulted in a $6.9 million, or 30%, increase in net room revenues. In total, The Mirage's net non-casino revenues grew by $11.3 million, or 17%, over the prior-year quarter.

The Mirage's casino  also benefited  from the  completion of  the
room enhancement program.   Slot revenues  were up  7% and  table
games activity grew by 9%. The increase in table games activity was offset by the swing in the win percentage.

Treasure Island continued its consistent record of year-to-year quarterly growth. Net revenues at the resort rose 4% and operating income increased 6%. This improvement reflects a 7% increase in net non-casino revenues. Most notably, room revenues grew by 11% due primarily to increases in room rates. Standard guest room occupancy was near 100% during both the 1996 and 1995 second quarters. Casino revenues were essentially flat, with a 6% decrease in slot revenues offsetting a composite 6% increase in table games, keno and race and sports book revenues.

Results at the Golden Nugget continued to show strong improvement following the December 1995 opening of the neighboring Fremont Street Experience. Net revenues rose 15% and operating income was up 57% over the 1995 second quarter. Casino revenues increased $3.8 million, or 14%, mostly due to growth in table games and slot revenues. Table games activity and slot volume were up 4% and 7%, respectively. An improvement in the win percentage complemented the growth in table games drop.

The Golden Nugget's non-casino revenues also showed significant growth. Similar to The Mirage and Treasure Island, room revenues contributed greatly to the improvement. Increases in both occupancy and the average room rate led to a $1.7 million, or 21%, increase in net room revenues. Net food and beverage revenues grew by 20%. In total, the Golden Nugget's net non-casino revenues increased by $2.8 million, or 18%, over the prior-year period.

The Company's small Golden Nugget resort in Laughlin continued to experience difficult market conditions. Room revenues increased slightly over the 1995 quarter. However, a decline in table games and slot revenues led to a decrease in casino revenues and a 4.3 percentage point decline in the facility's operating margin. Physical changes being made to enhance the property may have also adversely affected operations during the recent quarter.

Monte Carlo, the Company's joint venture hotel-casino with Circus Circus Enterprises, Inc. ("Circus"), opened June 21 on the Las Vegas Strip. For the 10-day period of operations in the 1996 second quarter, this new mid-priced resort reported $9.0 million in total revenues and $1.2 million in operating profit before the write-off of preopening costs. These results were achieved despite what management believes is a lower than normal table games win percentage and notwithstanding the inefficiencies inherent in any new property's first few weeks of operation. Net of the write-off of all $11.2 million in preopening costs, Monte Carlo had a $10.3 million net loss for the period. From opening to July 31, Monte Carlo experienced 97% occupancy of its available guest rooms at a $66 average room rate.

Because Monte Carlo is a 50% owned venture, its operating results are not consolidated with the Company's. Instead, the Company's $5.2 million share of Monte Carlo's net loss for the 10-day period is included in Gross revenues in the accompanying Condensed Consolidated Statements of Income.

OTHER FACTORS AFFECTING EARNINGS

Corporate expense declined by 36%, as management concentrated on developing resorts in existing gaming jurisdictions rather than pursuing opportunities in potential new jurisdictions. Interest and other income during the 1996 second quarter includes a $4.5 million gain on the sale of investment securities.

Net  interest  expense  declined  sharply  from  the   prior-year
quarter. This decline reflects a continued reduction in debt levels coupled with an increase in capitalized interest, as greater amounts are being invested in new projects.

COMPARISON OF OPERATING RESULTS FOR THE SIX-MONTH PERIODS ENDED
JUNE 30, 1996 AND 1995

RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

                                                                                    % Increase
Six months ended June 30                                      1996          1995    (Decrease)
- ---------------------------------------------------------------------------------------------
(Dollars in thousands, except per share and room rate amounts)
Gross revenues
  The Mirage                                               $405,619     $382,105         6.2%
  Treasure Island                                           205,388      194,925         5.4%
  Golden Nugget                                             114,309      100,113        14.2%
  Golden Nugget-Laughlin                                     31,703       32,969       (3.8)%
- ---------------------------------------------------------------------------------------------
                                                            757,019      710,112         6.6%
  Equity in loss of Monte Carlo                              (5,168)           -            -
- ---------------------------------------------------------------------------------------------
                                                           $751,851     $710,112         5.9%
- ---------------------------------------------------------------------------------------------
Net revenues
  The Mirage                                               $368,682     $349,448         5.5%
  Treasure Island                                           190,161      181,421         4.8%
  Golden Nugget                                             104,646       91,308        14.6%
  Golden Nugget-Laughlin                                     28,539       29,891       (4.5)%
- ---------------------------------------------------------------------------------------------
                                                            692,028      652,068         6.1%
  Equity in loss of Monte Carlo                              (5,168)           -            -
- ---------------------------------------------------------------------------------------------
                                                           $686,860     $652,068         5.3%
- ---------------------------------------------------------------------------------------------
Operating profit
  The Mirage                                               $ 98,254     $ 87,994        11.7%
  Treasure Island                                            48,394       43,970        10.1%
  Golden Nugget                                              25,561       16,978        50.6%
  Golden Nugget-Laughlin                                      4,179        4,847      (13.8)%
- ---------------------------------------------------------------------------------------------
                                                            176,388      153,789        14.7%
Equity in loss of Monte Carlo                                (5,168)           -            -
Corporate expense                                           (13,778)     (17,915)     (23.1)%
- ---------------------------------------------------------------------------------------------
                                                           $157,442     $135,874        15.9%
- ---------------------------------------------------------------------------------------------
Operating margin (operating profit/net revenues)
  The Mirage                                                  26.7%        25.2%       1.5pts
  Treasure Island                                             25.4%        24.2%       1.2pts
  Golden Nugget                                               24.4%        18.6%       5.8pts
  Golden Nugget-Laughlin                                      14.6%        16.2%     (1.6)pts
  Company-wide (before Monte Carlo and corporate expense)     25.5%        23.6%       1.9pts
- ---------------------------------------------------------------------------------------------
Income before extraordinary item                           $105,186     $ 80,279        31.0%
Net income                                                 $105,186     $ 73,494        43.1%
- ---------------------------------------------------------------------------------------------
Income per share before extraordinary item                 $   0.54     $   0.42        28.6%
Net income per share                                       $   0.54     $   0.38        42.1%
- ---------------------------------------------------------------------------------------------
Other information (excluding Monte Carlo)
  Company-wide table games win percentage                     19.0%        20.2%     (1.2)pts
  Company-wide occupancy of standard guest rooms              99.5%        98.6%       0.9pts
  Average standard guest room rate (a)                     $     92     $     79        16.5%
- ---------------------------------------------------------------------------------------------
(a)  Cash rate at the Company's Las Vegas hotels.

The first half of 1996 set new records for the Company. Revenues, operating income and income before non-recurring items were all records for the first six months of any year in the Company's history, surpassing previous records set in the first six months of 1995. Operating profit before Monte Carlo and corporate expense grew by $22.6 million, or 15%, and earnings per share of $0.54 represents a 29% increase over the $0.42 before extraordinary item in the 1995 six-month period.

Operating results at the Company's Las Vegas resorts were up strongly over the 1995 period. The Mirage overcame a decline in the table games win percentage to achieve increases of 6% in net revenues and 12% in operating income. The room enhancement program yielded strong returns throughout the first half of 1996. With 14% more available room nights and a 16% increase in the average standard room rate, net room revenues grew by $12.2 million, or 26%. Food and beverage, entertainment and retail revenues also experienced solid increases. In total, net non-casino revenues were up $20.1 million, or 15%, over the 1995 six-month period.

Slot revenues at The Mirage increased by 6% and table games activity grew by 5%. The improvement in table games activity, however, was offset by the lower win percentage, resulting in a small decline in total casino revenues.

Treasure Island achieved a 5% increase in net revenues and a 10% increase in operating income during the first half of 1996. These increases primarily reflect an $8.1 million, or 8%, improvement in net non-casino revenues. Casino revenues were relatively flat compared with the 1995 period. Net non-casino revenues showed improvement in virtually every category. In particular, room revenues grew by $5.1 million, or 13%, and entertainment revenues were up $1.3 million, or 7%. The growth in room revenues principally reflects an increase in the average standard room rate. Increases in both occupancy and the average ticket price for the Mystere show primarily account for the increase in entertainment revenues.

The Fremont Street Experience had a significant positive impact on the Golden Nugget's operating results throughout the first half of 1996. Net revenues grew by 15% and operating income was up 51%. The growth in revenues reflects increases of $7.7 million, or 13%, in casino revenues and $5.6 million, or 17%, in net non-casino revenues. Slot revenues were up 12%. Table games benefited from an increase in activity and a more favorable win percentage, resulting in a 15% increase in revenues.

Net room revenues at the Golden Nugget grew by $3.7 million, or 22%, attributable to increases in both occupancy and the average room rate. Occupancy of available standard guest rooms was 98.9%, versus 96.6% in the 1995 six-month period. Food and beverage revenues increased $1.7 million, or 16%, accounting for most of the remaining increase in net non-casino revenues.

Weak market conditions hampered  operating results at the  Golden
Nugget-Laughlin during the first  half of 1996.   A $1.1  million
decrease in slot revenues led to a 5% decline in total net revenues and a 14% reduction in operating income.

The Company's 50% share of Monte Carlo's initial operating results discussed previously is also included in Gross revenues for the 1996 six-month period.

OTHER FACTORS AFFECTING EARNINGS

The factors discussed previously in comparing the three-month periods had a similar effect on corporate expense, interest and other income and net interest expense when comparing the six-month periods. Interest and other income during the 1995 six-month period also includes a gain from the sale of equity securities of $2.5 million. At June 30, 1996, there were no securities remaining in the Company's investment portfolio.

In February 1996, the Company sold its 50% equity interest in a small casino located near Iguazu Falls, Argentina. The casino opened in July 1994 with a total investment by the Company of $4.0 million. Although the casino was quite profitable, contributing $1.4 million (on a pre-tax basis) to the Company's
1995 annual operating results, management determined that the facility was not capable of being expanded into a resort of meaningful size to the Company. Consequently, the Company's interest was sold for $12.5 million in cash, resulting in a pre-tax gain of $8.0 million. Such gain is included in the "Other" caption in the Condensed Consolidated Statement of Income for the 1996 six-month period.

In March 1995, the Company called for redemption the remaining $126.0 million principal amount of the 9 7/8% first mortgage notes associated with The Mirage and Treasure Island. Although this early retirement was financially advantageous to the Company, the call premium and the write-off of the related unamortized debt issuance costs resulted in an extraordinary charge of $6.8 million ($0.04 per share) during the 1995 six-month period.

CAPITAL RESOURCES, CAPITAL SPENDING AND LIQUIDITY

During the first half of both 1996 and 1995, cash flow from operations was the Company's principal source of funds for capital expenditures, investments, debt repayments and other corporate requirements.

Cash provided by operating activities (as shown in the accompanying Condensed Consolidated Statements of Cash Flows) was $126.5 million, versus $147.5 million in the 1995 six-month period. This reflects an additional $16.0 million of the Company's operating cash flow that was used during the 1996 period to reduce trade accounts payable and accrued expenses. Additionally, cash payments for income taxes represented a higher percentage of the Company's tax provision during the first half of 1996 than in 1995, due to the normal reversal of temporary book/tax differences relating to the aging of property and equipment and the exhaustion of the Company's alternative minimum tax credit.

The Monte Carlo joint venture has a $200 million bank credit facility, which is non-recourse to both the Company and Circus, that was used to fund a substantial portion of the resort's construction costs. At June 30, 1996, a total of $189.8 million had been drawn and was outstanding under the facility. Because of its non-recourse nature, the joint venture bank facility is more expensive and has more onerous amortization requirements than the Company's bank facility. Hence, for at least the next few years, management anticipates that most and perhaps all of Monte Carlo's available cash flow will be used to repay the joint venture bank facility.

Capital expenditures during the first half of 1996 totaled $113.6 million. Of this amount, $55.2 million, including capitalized interest of $5.9 million, was associated with the construction of Bellagio. Capital expenditures also include approximately $13 million for the acquisition of land in the Las Vegas area for potential future development. The remaining expenditures primarily represent capital spending for various maintenance and enhancement projects at the Company's four wholly owned resorts. These included upgrading the special effects at the volcano attraction at The Mirage and construction of an exhibit at the back of the resort that will allow guests to view the beautiful exotic animals of Siegfried & Roy. The volcano enhancements were completed in May and the animal exhibit is scheduled to be completed in the third quarter. Capital expenditures do not include amounts related to the construction of Monte Carlo, as the resort was constructed by the 50%-owned unconsolidated joint venture. Subsequent to the end of the quarter, the Company expended an additional approximately $6 million for land in the Las Vegas area and $8 million for land in the Boardwalk area of Atlantic City, in both cases adjacent to other land owned by the Company.

The level of capital spending is increasing significantly with the ongoing construction of Bellagio and Beau Rivage. Bellagio is currently expected to cost approximately $1.1 billion (excluding land and capitalized interest) and is scheduled to open in the second quarter of 1998. At June 30, 1996, the Company had incurred approximately $68.9 million of such amount. In July, the Company commenced construction of Beau Rivage, a luxurious 1,800-room resort hotel-casino in Biloxi, Mississippi. Beau Rivage is scheduled to open in the first quarter of 1998 at a total cost, excluding land and capitalized interest, of approximately $440 million. Including land and capitalized interest, Bellagio is expected to cost between $1.2 billion and $1.3 billion and Beau Rivage is expected to cost approximately $500 million.

Capital spending will increase further should the Company proceed with the development of one or more resort hotel-casinos in Atlantic City, New Jersey. No such resort has yet been designed, but management estimates that if it builds a large wholly owned resort on a site in the Marina area as envisioned, it will cost between $700 million and $900 million and require 24 to 30 months to complete. Development of the project, however, is subject to the satisfaction of a number of conditions. One such condition is the construction of new roadway improvements designed to improve access to the Marina area. In early July, the New Jersey Department of Transportation proposed a preliminary plan for the roadway improvements. The Company and the Department of Transportation are currently negotiating the terms of a memorandum of understanding with respect to the financing of the roadway improvements and related issues that may allow this project to proceed.

The Company has entered into a joint venture agreement with Boyd Gaming Corporation ("Boyd") for the development of an additional hotel-casino on the Marina site to be owned equally by the Company and Boyd. It has also entered into a separate agreement with Circus pursuant to which the Company would sell to Circus a portion of the Marina site on which Circus would develop its own resort. Construction of both the joint venture resort and the Circus resort are also subject to construction of the roadway improvements and the satisfaction of various other conditions.

The Company filed a "shelf" registration statement with the Securities and Exchange Commission that was declared effective on July 12, 1996. The registration statement allows the Company to issue up to $500 million of debt or equity securities or any combination thereof.

At June 30, 1996, the Company had net working capital of $41.5 million and there were no bank credit facility or commercial paper borrowings outstanding. Subsequent to that date, the Company has repurchased approximately three million shares of its common stock at a total purchase price of approximately $64 million pursuant to the Company's existing 10 million share repurchase program. Such repurchases were funded by borrowings under the Company's $1 billion bank credit facility. Management believes that operating cash flow and remaining amounts available under the bank credit facility will provide the Company with sufficient resources to meet its existing debt obligations and capital expenditure requirements. Should the Company proceed with the projects contemplated in New Jersey or undertake significant additional share repurchases, additional financing would likely be required. It is anticipated that such financing would be available through an increase in the borrowing capacity under the bank credit facility or the issuance of securities under the shelf registration statement.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Reference is made to the purported class action lawsuit which was pending in the United States District Court for the District of New Jersey, discussed in the second paragraph under "Legal Proceedings" in Item 3 of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. In May 1996, the court granted the Company's motion to dismiss the complaint for failure to state a claim upon which relief can be granted.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Registrant's 1996 Annual Meeting of Stockholders (the "Meeting") was held on May 23, 1996.

(c) At the Meeting, Elaine P. Wynn and Richard D. Bronson were re-elected to serve three-year terms as members of the Board of Directors. The results of the voting
          (before adjustment for the June 17, 1996 stock split) were as follows: Mrs. Wynn - 80,283,353 shares for and 1,611,189 shares withheld; Mr. Bronson - 80,269,667 shares for and 1,624,875 shares withheld. Additionally, at the Meeting the stockholders voted to approve an amendment to the Registrant's 1992 Non-Employee Director Stock Option Plan by a vote of 59,897,929 shares in favor and 21,570,526 shares opposed, with 426,087 shares abstaining.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     3(i) Certificate  of   Division   of   Shares   into   Smaller
          Denominations Pursuant to N.R.S. Section 78.207 of the Registrant, filed June 5, 1996. Incorporated by reference to Exhibit 1 to Amendment No. 4 to the Registrant's Registration Statement on Form 8-A, dated June 18, 1996.

     10.1 Joint Venture Agreement of Stardust A.C., dated as of May 29, 1996, between MAC, CORP. and Grand K, Inc. (without exhibit). Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Boyd (Commission File No. 1-12168) dated June 7, 1996.

     10.2 Letter agreement, dated May 30, 1996, between the Registrant and Circus. Incorporated by reference to
          Exhibit 10(a) to the Quarterly Report on Form 10-Q of Circus (Commission File No. 1-8570) for the fiscal quarter ended April 30, 1996 (the "Circus Form 10-Q").

     10.3 Amendment No. 4 to Joint Venture Agreement of Victoria Partners, dated as of May 29, 1996, between MRGS Corp. and Gold Strike L.V. Incorporated by reference to
          Exhibit 10(b) to the Circus Form 10-Q.

     10.4 Amended and Restated 1992 Non-Employee Director Stock Option Plan of the Registrant.

     10.5 Amendment No. 7, dated as of June 14, 1996, to Reducing Revolving Loan Agreement, dated as of May 25, 1994, among the Registrant, THE MIRAGE CASINO-HOTEL, Treasure Island Corp., MR Realty, MH, INC., each bank party thereto, Bank of America National Trust and Savings Association, Bankers Trust Company, The Long-Term Credit Bank of Japan, Ltd., Los Angeles Agency and Societe Generale, as Co-Agents, and Bank of America National Trust and Savings Association, as Administrative Co-Agent (without exhibits).

     11 Mirage Resorts, Incorporated - Computation of Net Income Per Share of Common Stock for the three-month and six-month periods ended June 30, 1996 and 1995.

     15 Letter from independent public accountants acknowledging awareness of the use of their report dated August 7, 1996 in the Registrant's registration statements.

     27   Financial Data Schedule.

(b)  Reports on Form 8-K.

          On June 26, 1996, the Registrant filed a Current Report on Form 8-K, dated May 23, 1996. The Registrant reported under Item 5 (i) the two-for-one split of its common stock discussed in Note 3 of Notes to Condensed Consolidated Financial Statements, (ii) the formation of a 50% joint venture with a subsidiary of Boyd to develop a hotel-casino resort on a portion of the 150-acre "Huron North Redevelopment Area" property in the Marina area of Atlantic City, New Jersey (the "Huron
          North Property") and (iii) the execution of an agreement with Circus providing for the transfer of a portion of the Huron North Property to Circus suitable for Circus to develop a hotel-casino resort facility thereon.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 Mirage Resorts, Incorporated



August 14, 1996                  By:  DANIEL R. LEE
- ---------------                       -----------------------------------
      Date                            Daniel R. Lee
                                      Senior Vice President - Finance and
                                      Development, Chief Financial
                                      Officer  and Treasurer (Principal
                                      Financial Officer)