Form 10-Q
period 1996-09-30
MIRAGE RESORTS INC
filed 1996-11-13
CIK 42246

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File No. 1-6697

                   Mirage Resorts, Incorporated
_________________________________________________________________
     (Exact name of Registrant as specified in its charter)

           Nevada                            88-0058016
_______________________________   _______________________________
(State or other jurisdiction of   (I.R.S. Employer Identification
incorporation or organization)     No.)

    3400 Las Vegas Boulevard South, Las Vegas, Nevada  89109
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, $0.004 par value, 180,977,250 shares outstanding as of November 8, 1996.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited condensed consolidated financial information as of September 30, 1996 and for the three-month and nine-month periods ended September 30, 1996 and 1995 included in this report was reviewed by Arthur Andersen LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.

         REVIEW REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
         _______________________________________________


To the Directors and Stockholders
of Mirage Resorts, Incorporated



We have reviewed the accompanying condensed consolidated balance sheet of Mirage Resorts, Incorporated (a Nevada corporation) and subsidiaries (the "Company") as of September 30, 1996, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1996 and 1995 and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

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


                              ARTHUR ANDERSEN LLP


Las Vegas, Nevada
November 11, 1996

CONDENSED CONSOLIDATED                                       MIRAGE RESORTS, INCORPORATED
BALANCE SHEETS
-----------------------------------------------------------------------------------------
                                                        At September 30,   At December 31,
                                                                   1996              1995
-----------------------------------------------------------------------------------------
(In thousands)                                               (UNAUDITED)
ASSETS

Current assets
  Cash and cash equivalents                                 $   73,679         $   48,026
  Receivables, net of allowance for doubtful
    accounts of $60,604 and $47,161                             65,497             76,859
  Inventories                                                   26,393             25,601
  Deferred income taxes                                         26,170             42,553
  Prepaid expenses and other                                    26,332             21,777
-----------------------------------------------------------------------------------------
       Total current assets                                    218,071            214,816
Property and equipment, net of accumulated
  depreciation of $532,957 and $473,801                      1,578,837          1,439,517
Other assets, net                                              166,881            137,380
-----------------------------------------------------------------------------------------
                                                            $1,963,789         $1,791,713
=========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                          $   82,356         $   84,831
  Accrued expenses                                              81,055             89,005
  Current maturities of long-term debt                             385                515
-----------------------------------------------------------------------------------------
       Total current liabilities                               163,796            174,351
Long-term debt, net of current maturities                      328,454            248,548
Other liabilities, including deferred income taxes
  of $146,283 and $148,615                                     157,259            159,471
-----------------------------------------------------------------------------------------
       Total liabilities                                       649,509            582,370
-----------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity
  Common stock:  181,681 and 183,342 shares outstanding            940                940
  Additional paid-in capital and other                         722,015            710,816
  Retained earnings                                            804,092            650,170
  Treasury stock, at cost:  53,467 and 51,806 shares          (212,767)          (152,583)
-----------------------------------------------------------------------------------------
       Total stockholders' equity                            1,314,280          1,209,343
-----------------------------------------------------------------------------------------
                                                            $1,963,789         $1,791,713
=========================================================================================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED                                                            MIRAGE RESORTS, INCORPORATED
STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------------------------------------
                                                              Three Months                   Nine Months
                                                         ----------------------      -------------------------
For the periods ended September 30                          1996          1995            1996          1995
--------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
Gross revenues                                           $370,825      $366,739      $1,122,676     $1,076,851
Less - promotional allowances                             (32,273)      (31,586)        (97,264)       (89,630)
--------------------------------------------------------------------------------------------------------------
                                                          338,552       335,153       1,025,412        987,221
--------------------------------------------------------------------------------------------------------------
Costs and expenses
  Casino-hotel operations                                 193,454       193,044         589,254        573,555
  General and administrative                               39,036        37,348         114,510        112,824
  Depreciation and amortization                            22,141        22,358          66,507         64,650
  Corporate expense                                         7,946         9,278          21,724         27,193
--------------------------------------------------------------------------------------------------------------
                                                          262,577       262,028         791,995        778,222
--------------------------------------------------------------------------------------------------------------
Operating income                                           75,975        73,125         233,417        208,999
--------------------------------------------------------------------------------------------------------------
Other income and (expenses)
  Interest and other income                                   739         1,363           6,432          4,528
  Interest cost                                            (7,408)       (7,720)        (20,629)       (25,762)
  Interest capitalized                                      6,312         2,353          16,241          6,830
  Other                                                      (633)          965           5,092          1,205
--------------------------------------------------------------------------------------------------------------
                                                             (990)       (3,039)          7,136        (13,199)
--------------------------------------------------------------------------------------------------------------
Income before income taxes and extraordinary item          74,985        70,086         240,553        195,800
  Provision for income taxes                              (26,249)      (24,891)        (86,631)       (70,326)
--------------------------------------------------------------------------------------------------------------
Income before extraordinary item                           48,736        45,195         153,922        125,474
  Extraordinary item - loss on early retirement
    of debt, net of applicable income tax benefit               -             -               -         (6,785)
--------------------------------------------------------------------------------------------------------------
Net income                                               $ 48,736      $ 45,195      $  153,922     $  118,689
==============================================================================================================
Income per share of common stock
  Income before extraordinary item                       $   0.25      $   0.23      $     0.79     $     0.65
  Extraordinary item - loss on early retirement
    of debt, net of applicable income tax benefit               -             -               -          (0.03)
--------------------------------------------------------------------------------------------------------------
Net income per share of common stock                     $   0.25      $   0.23      $     0.79     $     0.62
==============================================================================================================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED                                                   MIRAGE RESORTS, INCORPORATED
STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------------------------------
Nine months ended September 30                                                   1996            1995
-----------------------------------------------------------------------------------------------------
(In thousands)
Cash flows from operating activities
  Net income                                                                $ 153,922       $ 118,689
  Adjustments to reconcile net income to net cash provided by operating activities
      Provision for losses on receivables                                      14,399          17,300
      Depreciation and amortization of property and equipment,
        including amounts reported as corporate expense                        71,076          67,599
      Gain on sale of investment in Casino Iguazu                              (8,006)              -
      Amortization of debt discount and issuance costs                         10,725           9,755
      Loss on early retirement of debt                                              -          10,439
      Deferred income taxes                                                    14,051          30,694
      Changes in assets and liabilities
        Increase in receivables and other current assets                       (8,384)        (25,356)
        Decrease in trade accounts payable and accrued expenses               (26,415)         (7,259)
      Other                                                                   (13,019)         (1,899)
-----------------------------------------------------------------------------------------------------
               Net cash provided by operating activities                      208,349         219,962
-----------------------------------------------------------------------------------------------------
Cash flows from investing activities
  Capital expenditures                                                       (215,272)        (95,178)
  Increase (decrease) in construction payables                                 15,990            (723)
  Joint venture and other equity investments                                  (23,747)        (19,884)
  Proceeds from sale of investment in Casino Iguazu                            12,500               -
  Proceeds from sale of other equity investments                               18,127           8,249
  Other                                                                       (11,465)         (8,560)
-----------------------------------------------------------------------------------------------------
               Net cash used for investing activities                        (203,867)       (116,096)
-----------------------------------------------------------------------------------------------------
Cash flows from financing activities
  Net bank credit facility and commercial paper borrowings                     71,118          35,000
  Early retirement of public debt                                                   -        (134,180)
  Other reductions in debt                                                       (218)        (22,279)
  Repurchases of common stock                                                 (64,131)           (132)
  Exercise of common stock options, including related income tax benefit       14,477           7,986
  Other                                                                           (75)         (2,423)
-----------------------------------------------------------------------------------------------------
               Net cash provided by (used for) financing activities            21,171        (116,028)
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents
  Increase (decrease) for the period                                           25,653         (12,162)
  Balance, beginning of period                                                 48,026          47,142
-----------------------------------------------------------------------------------------------------
  Balance, end of period                                                    $  73,679       $  34,980
=====================================================================================================
Supplemental cash flow disclosures
  Cash paid during the period for
    Interest, net of amounts capitalized                                    $       -       $  14,708
    Income taxes                                                               74,000          29,500
  Contribution of land in exchange for partnership interest                         -          23,170
-----------------------------------------------------------------------------------------------------

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONDENSED CONSOLIDATED      Mirage Resorts, Incorporated
FINANCIAL STATEMENTS (UNAUDITED)
-----------------------------------------------------------------

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

The Company is currently constructing two additional wholly owned hotel-casino resorts. The more significant of these is Bellagio, an elegant 3,000-guest room luxury resort scheduled to be completed in the summer of 1998 on approximately 120 acres adjacent to Monte Carlo. In July 1996, the Company began construction of Beau Rivage, a luxurious 1,800-guest room beachfront resort in Biloxi, Mississippi scheduled to be completed in the spring of 1998.

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

NOTES TO CONDENSED CONSOLIDATED      Mirage Resorts, Incorporated
FINANCIAL STATEMENTS (UNAUDITED)
-----------------------------------------------------------------

NOTE 2 - MONTE CARLO

Monte Carlo, a 3,014-guest room mid-priced resort, opened June 21, 1996. The Company's joint venture partner, Circus Circus Enterprises, Inc., supervised the construction of Monte Carlo and is managing the resort without fee. Monte Carlo's operating results for the three-month period ended September 30, 1996 and for the period from opening to September 30, 1996 are as follows:

                                             Three           From
                                            Months         Opening
------------------------------------------------------------------
(In thousands)
Gross revenues                              $70,122        $79,139
Net revenues                                 67,355         76,016
Depreciation and amortization                 4,882          5,357
Operating profit before preopening costs     18,552         19,793
Operating income                             18,552          8,595
Net income                                   14,450          4,114

The Company's 50% share of Monte Carlo's net income is included in "Gross revenues" in the accompanying 1996 Condensed Consolidated Statements of Income. Such amount was $7.2 million for the three-month period. The nine months includes $2.1 million for the period from Monte Carlo's opening to September 30, 1996.

NOTE 3 - CAPITAL STOCK

On May 23, 1996, the Board of Directors declared a two-for-one split of the Company's common stock. The additional shares were distributed on July 1, 1996 to holders of record on June 17, 1996. All references to share and per share data herein have been adjusted retroactively to give effect to the stock split.

During  July   and   August   1996,   the   Company   repurchased
approximately three  million  shares  of  its  common  stock  for
approximately  $64  million  pursuant   to  its  existing   share
repurchase program.

NOTES TO CONDENSED CONSOLIDATED      Mirage Resorts, Incorporated
FINANCIAL STATEMENTS (UNAUDITED)
-----------------------------------------------------------------

NOTE 4 - ISSUANCE OF LONG-TERM DEBT

On October 30, 1996, the Company issued $250 million principal amount of 7.25% Senior Notes Due October 15, 2006. The notes were issued pursuant to a shelf registration statement filed with the Securities and Exchange Commission on June 28, 1996 that allows the Company to issue up to $500 million of debt or equity securities or any combination thereof. A portion of the proceeds from the offering was used to repay borrowings of $135 million outstanding under the Company's $1 billion revolving bank credit facility, including $22 million borrowed subsequent to September 30, 1996.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS
ENDED SEPTEMBER 30, 1996 AND 1995

RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

                                                                                       % Increase
Three months ended September 30                                    1996         1995   (Decrease)
-------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share and room rate amounts)
Gross revenues
  The Mirage                                                   $193,573     $200,630       (3.5)%
  Treasure Island                                               104,275      100,270         4.0%
  Golden Nugget                                                  52,078       50,584         3.0%
  Golden Nugget-Laughlin                                         13,674       15,255      (10.4)%
-------------------------------------------------------------------------------------------------
                                                                363,600      366,739       (0.9)%
  Equity in earnings of Monte Carlo                               7,225            -            -
-------------------------------------------------------------------------------------------------
                                                               $370,825     $366,739         1.1%
-------------------------------------------------------------------------------------------------
Net revenues
  The Mirage                                                   $175,412     $183,165       (4.2)%
  Treasure Island                                                96,485       92,780         4.0%
  Golden Nugget                                                  47,262       45,444         4.0%
  Golden Nugget-Laughlin                                         12,168       13,764      (11.6)%
-------------------------------------------------------------------------------------------------
                                                                331,327      335,153       (1.1)%
  Equity in earnigs of Monte Carlo                                7,225            -            -
-------------------------------------------------------------------------------------------------
                                                               $338,552     $335,153         1.0%
-------------------------------------------------------------------------------------------------
Operating profit
  The Mirage                                                   $ 45,164     $ 52,625      (14.2)%
  Treasure Island                                                22,985       21,051         9.2%
  Golden Nugget                                                   8,371        7,523        11.3%
  Golden Nugget-Laughlin                                            176        1,204      (85.4)%
-------------------------------------------------------------------------------------------------
                                                                 76,696       82,403       (6.9)%
Equity in earnings of Monte Carlo                                 7,225            -            -
Corporate expense                                                (7,946)      (9,278)     (14.4)%
-------------------------------------------------------------------------------------------------
                                                               $ 75,975     $ 73,125         3.9%
-------------------------------------------------------------------------------------------------
Operating margin (operating profit/net revenues)
  The Mirage                                                      25.7%        28.7%     (3.0)pts
  Treasure Island                                                 23.8%        22.7%       1.1pts
  Golden Nugget                                                   17.7%        16.6%       1.1pts
  Golden Nugget-Laughlin                                           1.4%         8.7%     (7.3)pts
  Company-wide (before Monte Carlo and corporate expense)         23.1%        24.6%     (1.5)pts
-------------------------------------------------------------------------------------------------
Net income                                                     $ 48,736     $ 45,195         7.8%
Net income per share                                           $   0.25     $   0.23         8.7%
-------------------------------------------------------------------------------------------------
Other information (excluding Monte Carlo)
  Company-wide table games win percentage                         19.2%        20.3%     (1.1)pts
  Company-wide occupancy of standard guest rooms                  99.2%        98.8%       0.4pts
  Average standard guest room rate (a)                         $     87     $     81         7.4%
-------------------------------------------------------------------------------------------------
(a)  Average rate at the Company's Las Vegas hotels, excluding complimentary visits.

The 1996 third quarter was the Company's eleventh consecutive quarter in which earnings per share exceeded the prior-year results. Net income of $0.25 per share represents a 9% increase over the $0.23 per share reported in the prior-year period.

The Mirage's net non-casino revenues rose $7.1 million, or 10%, over the prior-year quarter. This increase principally reflects the August 1995 completion of a $50 million program to substantially upgrade the quality of The Mirage's standard guest rooms. Completion of the program resulted in approximately 9% more available room nights during the current-year quarter than in the prior-year quarter and allowed the resort to achieve a 7% increase in the average standard room rate, despite the increase in available room nights. As a result, net room revenues grew by $3.6 million, or 15%.

The Mirage's casino revenues, excluding baccarat, were approximately flat compared to the 1995 quarter. The level of play and the win percentage for baccarat, however, were lower than in the prior-year period, resulting in a 4% decrease in net revenues and a 14% decline in operating income.

Treasure Island had another very strong quarter, in spite of the new competition from the Company's 50%-owned Monte Carlo, which opened on June 21, 1996, and the Stratosphere Casino Hotel, which opened on April 30, 1996. Both Monte Carlo and Stratosphere target a similar customer base as Treasure Island. Yet, Treasure Island's quarterly revenues and operating income increased over the prior-year quarter as they have in each of the seven full quarters for which year-to-year comparisons are possible. The improvement in revenues during the 1996 third quarter principally reflects a $3.2 million, or 6%, increase in net non-casino
revenues.    Net  room  revenues  grew  by  $1.1  million, or 5%,
principally due to an increase in the average room rate. Treasure Island's standard guest rooms were nearly 100% occupied during both the 1996 and 1995 third quarters.

The Golden Nugget also had a strong quarter, continuing the improvement in operating results the property has shown since the December 1995 opening of the Fremont Street Experience. Similar to the Company's Las Vegas Strip properties, non-casino revenues fueled the growth in operating results at the downtown facility. Net room revenues grew by $1.5 million, or 20%, reflecting an increase in occupancy and a 12% increase in the average standard room rate. Occupancy of the Golden Nugget's standard guest rooms was 98.8%, versus 96.7% in the 1995 third quarter. Net food and beverage and entertainment revenues were up 21% and 38%, respectively. Overall, the Golden Nugget's net non-casino revenues increased by $2.8 million, or 19%.

Monte Carlo had a solid first full quarter of operations, producing operating income of $18.6 million on net revenues of $67.4 million. The facility's hotel operated at over 98% occupancy during the quarter, with an average room rate of nearly $70. Because Monte Carlo is a 50%-owned venture, its operating results are not consolidated with those of the Company. Instead, the Company's $7.2 million share of Monte Carlo's net income during the quarter is included in Gross revenues in the accompanying Condensed Consolidated Statements of Income.

The Company's small Laughlin facility continues to suffer from weak market conditions. Furthermore, the third quarter is a seasonally slow period in Laughlin. As a result, small changes in absolute dollars of revenues and profits resulted in large percentage changes in the quarter's results.

OTHER FACTORS AFFECTING EARNINGS

Corporate expense declined 14% from the prior-year quarter, as management's focus has shifted from legalization efforts in potential new gaming jurisdictions to actual projects under construction. Interest expense declined $4.3 million, or 80%, from the 1995 third quarter. This decline mainly reflects higher capitalized interest associated with the Company's growing investment in its ongoing construction projects.

COMPARISON OF OPERATING RESULTS FOR THE NINE-MONTH PERIODS ENDED
SEPTEMBER 30, 1996 AND 1995

RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

                                                                                     % Increase
Nine months ended September 30                                 1996           1995   (Decrease)
-----------------------------------------------------------------------------------------------
(Dollars in thousands, except per share and room rate amounts)
Gross revenues
  The Mirage                                             $  599,192     $  582,735         2.8%
  Treasure Island                                           309,663        295,195         4.9%
  Golden Nugget                                             166,387        150,697        10.4%
  Golden Nugget-Laughlin                                     45,377         48,224       (5.9)%
-----------------------------------------------------------------------------------------------
                                                          1,120,619      1,076,851         4.1%
  Equity in earnings of Monte Carlo                           2,057              -            -
-----------------------------------------------------------------------------------------------
                                                         $1,122,676     $1,076,851         4.3%
-----------------------------------------------------------------------------------------------
Net revenues
  The Mirage                                               $544,094     $  532,613         2.2%
  Treasure Island                                           286,646        274,201         4.5%
  Golden Nugget                                             151,908        136,752        11.1%
  Golden Nugget-Laughlin                                     40,707         43,655       (6.8)%
-----------------------------------------------------------------------------------------------
                                                          1,023,355        987,221         3.7%
  Equity in earnings of Monte Carlo                           2,057              -            -
-----------------------------------------------------------------------------------------------
                                                         $1,025,412     $  987,221         3.9%
-----------------------------------------------------------------------------------------------
Operating profit
  The Mirage                                             $  143,418     $  140,619         2.0%
  Treasure Island                                            71,379         65,021         9.8%
  Golden Nugget                                              33,932         24,501        38.5%
  Golden Nugget-Laughlin                                      4,355          6,051      (28.0)%
-----------------------------------------------------------------------------------------------
                                                            253,084        236,192         7.2%
Equity in earnings of Monte Carlo                             2,057              -            -
Corporate expense                                           (21,724)       (27,193)     (20.1)%
-----------------------------------------------------------------------------------------------
                                                         $  233,417     $  208,999        11.7%
-----------------------------------------------------------------------------------------------
Operating margin (operating profit/net revenues)
  The Mirage                                                  26.4%          26.4%            -
  Treasure Island                                             24.9%          23.7%       1.2pts
  Golden Nugget                                               22.3%          17.9%       4.4pts
  Golden Nugget-Laughlin                                      10.7%          13.9%     (3.2)pts
  Company-wide (before Monte Carlo and corporate expense)     24.7%          23.9%       0.8pts
-----------------------------------------------------------------------------------------------
Income before extraordinary item                         $  153,922     $  125,474        22.7%
Net income                                               $  153,922     $  118,689        29.7%
-----------------------------------------------------------------------------------------------
Income per share before extraordinary item               $     0.79     $     0.65        21.5%
Net income per share                                     $     0.79     $     0.62        27.4%
-----------------------------------------------------------------------------------------------
Other information (excluding Monte Carlo)
  Company-wide table games win percentage                     19.1%          20.2%     (1.1)pts
  Company-wide occupancy of standard guest rooms              99.4%          98.7%       0.7pts
  Average standard guest room rate (a)                   $       90     $       80        12.5%
-----------------------------------------------------------------------------------------------
(a)  Average rate at the Company's Las Vegas hotels, excluding complimentary visits.

Operating results for the 1996 nine-month period represent the highest ever achieved in any comparable nine-month period in the Company's history. Revenues, operating income and income before non-recurring items all set new records, surpassing previous records set in the 1995 nine-month period. Combined net revenues and operating income at the Company's wholly owned resorts increased $36.1 million and $16.9 million, respectively. Earnings per share before extraordinary item of $0.79 represents a 22% increase over the $0.65 reported in the 1995 nine-month period.

The Mirage's net revenues and operating income both increased by 2%. The room enhancement program contributed significantly to the increases. Net room revenues grew by $15.8 million, or 22%, reflecting a 12% increase in the number of available room nights and a 13% increase in the average standard room rate. Net food and beverage and entertainment revenues also posted solid increases of 11% and 8%, respectively. In total, net non-casino revenues were up 13%.

Slot and table games play at The Mirage increased over the prior-year period. The increase in slot play produced a $2.6 million, or 3%, increase in revenues. Table games revenues, excluding baccarat, increased $11.0 million, or 9%, due to increases in the level of play and the win percentage. This increase, however, was more than offset by a decline in baccarat revenue.

The increase in Treasure Island's operating results for the nine-month period was also driven by its non-casino revenues. Reflecting increases in virtually every category, net non-casino revenues grew by $11.3 million, or 7%. Treasure Island's casino revenues were also up slightly compared to the 1995 period, resulting mainly from a 4% increase in the level of table games play.

The Fremont Street Experience  contributed greatly to the  Golden
Nugget's operating results throughout the 1996 nine-month period.
Casino revenues increased by $6.7 million, or 8%, and net non-casino revenues grew by $8.4 million, or 18%.

During the 1996 nine-month period, Monte Carlo achieved total revenues of $79.1 million and operating profit of $19.8 million before the write-off of preopening costs. After a one-time charge of $11.2 million for preopening costs and net of the facility's interest expense, Monte Carlo reported net income of $4.1 million for the period. Gross revenues for the 1996 nine-month period include the Company's $2.1 million share of such amount.

The weak market conditions in Laughlin impacted operating results at the Company's small Golden Nugget facility throughout the 1996 nine-month period. A combined reduction in table games and slot revenues of $2.7 million, or 8%, principally accounts for the decrease in revenues. Year-to-date, the Golden Nugget-Laughlin accounts for less than 2% of the total operating income generated by the Company's wholly owned resorts.

OTHER FACTORS AFFECTING EARNINGS

The factors discussed previously in comparing the three-month periods had a similar effect on corporate and interest expense when comparing the nine-month periods.

In February 1996, the Company sold its 50% equity interest in a small casino located near Iguazu Falls, Argentina for $12.5 million in cash, resulting in a pre-tax gain of $8.0 million. Such gain is included in the "Other" caption in the Condensed Consolidated Statement of Income for the 1996 nine-month period.

In March 1995, the Company called for redemption the remaining $126.0 million principal amount of the 9 7/8% first mortgage notes associated with The Mirage and Treasure Island. Although this early retirement was financially advantageous to the Company, the call premium and the write-off of the related unamortized debt issuance costs resulted in an extraordinary charge of $6.8 million ($0.03 per share) during the 1995 nine-month period.

CAPITAL RESOURCES, CAPITAL SPENDING AND LIQUIDITY

Cash provided by operating activities (as shown in the accompanying Condensed Consolidated Statements of Cash Flows) was $208.3 million, versus $220.0 million in the 1995 nine-month period. During the 1996 period, cash payments for income taxes represented a higher percentage of the Company's tax provision. These additional tax payments are principally due to the exhaustion of the Company's alternative minimum tax credit and the normal reversal of temporary book/tax differences relating to the depreciation of property and equipment.

The Monte Carlo joint venture has a $200 million bank credit facility that was used to fund a substantial portion of the resort's construction costs. The bank facility is non-recourse to both the Company and its partner Circus Circus Enterprises, Inc. ("Circus"). As a result, the joint venture bank facility is more expensive and has more onerous amortization requirements than the Company's debt. Consequently, for the immediate future, management anticipates using most or all of Monte Carlo's available cash flow to repay the joint venture bank facility. At September 30, 1996, the Monte Carlo joint venture had cash and cash equivalents of $26.9 million and total indebtedness of $209.2 million.

The Company's capital spending is increasing significantly with the ongoing construction of Bellagio and Beau Rivage. Capital expenditures totaled $215.3 million during the 1996 nine-month period. This amount includes $138.5 million, including capitalized interest of $13.1 million, associated with the construction and development of Bellagio and Beau Rivage. Including land and capitalized interest, Bellagio is expected to cost approximately $1.35 billion and Beau Rivage is expected to cost approximately $500 million. Of such amounts, at September 30, 1996, the Company had incurred approximately $220 million associated with Bellagio and $46 million associated with Beau Rivage.

Capital expenditures during the 1996 period also include $18.7 million for the acquisition of land in the Las Vegas area for potential future development. The remaining expenditures primarily represent capital spending for various maintenance and enhancement projects at the Company's four wholly owned resorts. These include construction of the "Secret Garden of Siegfried and Roy," a new, recently opened exhibit at The Mirage that allows guests to view the beautiful exotic animals of Siegfried & Roy. The animal exhibit is attached to The Mirage's dolphin habitat and admission to the two exhibits is $10 per person. Admission to the dolphin habitat alone was previously $3 per person. Substantial enhancements to The Mirage's volcano attraction were also completed in May. Capital expenditures do not include amounts related to the construction of Monte Carlo, as such resort was constructed by the 50%-owned unconsolidated joint venture.

Capital spending will increase further should the Company proceed with the development of a casino-based destination resort in Atlantic City, New Jersey. Although such resort has not yet been designed, management estimates that if the Company builds a large wholly owned resort on a site in the Marina area as envisioned, it will cost between $700 million and $1 billion and require 24 to 30 months to complete. Development of the project, however, requires the satisfaction of a number of conditions. One such condition is the construction of certain major roadway improvements designed to improve access to the Marina area. Construction of the roadway improvements is still uncertain. Accordingly, there can be no assurance as to whether or when the Company will proceed with the project.

The Company, has entered into a joint venture agreement with Boyd Gaming Corporation for the development of an additional hotel-casino resort containing a minimum of 1,000 guest rooms on the Company's site in the Marina area. The Company has also entered into a separate agreement with Circus pursuant to which Circus will acquire a portion of the Company's Marina site and construct its own 2,000-room hotel-casino resort. Each of these additional resorts would be in an architectural format that conforms to an agreed-to master plan. Development of the projects by the joint venture and Circus is also contingent upon the satisfaction of the conditions necessary for the Company to develop its own wholly owned resort.

During the 1996 nine-month period, the Company had net short-term borrowings under its bank credit facility and commercial paper program totaling $71.1 million. Approximately $64 million was used to repurchase approximately three million shares of the Company's common stock pursuant to its existing 10 million share repurchase program. During the 1996 period, the Company also expended $8.2 million to acquire approximately 3 1/4 acres of vacant land along the Atlantic City Boardwalk. The land is adjacent to 2 1/4 acres of land owned by the Company for many years.

On October 30, 1996, the Company issued $250 million principal amount of 7.25% Senior Notes Due October 15, 2006. The notes were issued pursuant to a shelf registration statement filed with the Securities and Exchange Commission on June 28, 1996 that allows the Company to issue up to $500 million of debt or equity securities or any combination thereof. The offering generated net proceeds of approximately $247.5 million. A portion of such proceeds was used to repay borrowings of $135 million outstanding under the $1 billion revolving bank credit facility, including $22 million borrowed subsequent to September 30, 1996.

Management believes that existing cash balances, operating cash flow and amounts available under the revolving bank credit facility will provide the Company with sufficient resources to meet its existing debt obligations and capital expenditure requirements, including those relating to the development of Bellagio and Beau Rivage. Should the Company proceed with the projects contemplated in Atlantic City or undertake significant additional share repurchases, additional financing would likely be required. It is anticipated that such financing would be available through an increase in the borrowing capacity under the revolving bank credit facility or the issuance of additional debt or equity securities.

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

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     4.1  Indenture, dated  as  of October  15,  1996, between  the
          Registrant  and   Firstar   Bank   of   Minnesota,   N.A.
          ("Firstar"), as trustee.

     4.2 Supplemental Indenture, dated as of October 15, 1996, between the Registrant and Firstar, as trustee.

     10 Amendment No. 5, dated as of August 1, 1996, to Reducing Revolving Loan Agreement, dated as of December 21, 1994, among Victoria Partners, each bank party thereto, The Long-Term Credit Bank of Japan, Ltd., Los Angeles Agency and Societe Generale, as Co-Agents, and Bank of America National Trust and Savings Association, as Administrative Agent. Incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of Circus (File No. 1-8570) for the quarter ended July 31, 1996.

     11 Mirage Resorts, Incorporated - Computation of Net Income Per Share of Common Stock for the three-month and nine-month periods ended September 30, 1996 and 1995.

     15 Letter from independent public accountants acknowledging awareness of the use of their report dated November 11, 1996 in the Registrant's registration statements.

     27   Financial Data Schedule.

(b)  Reports on Form 8-K.

          The Registrant filed no reports on Form 8-K during the three-month period ended September 30, 1996.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               Mirage Resorts, Incorporated



November 12, 1996              By:  DANIEL R. LEE
-----------------                   --------------------------------
      Date                          Daniel R. Lee
                                    Senior  Vice President - Finance
                                    and Development, Chief Financial
                                    Officer and  Treasurer
                                    (Principal Financial Officer)