Form 10-K
period 1996-12-31
MIRAGE RESORTS INC
filed 1997-03-31
CIK 42246

===========================================================================
                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-K
                                ---------
        (MARK ONE)
        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                    OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM         TO

                      COMMISSION FILE NO. 1-6697

                     MIRAGE RESORTS, INCORPORATED
        (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                                ---------
                NEVADA                                 88-0058016
   (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                IDENTIFICATION NUMBER)

         3400 LAS VEGAS BOULEVARD SOUTH
              LAS VEGAS, NEVADA                            89109
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

 REGISTRANT'S TELEPHONE NUMBER, INCLUDING  AREA CODE:  (702)  791-7111
                                ---------

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                      ON WHICH REGISTERED
----------------------------------------         -----------------------
Common Stock ($.004 par value per share)         New York Stock Exchange
                                                 Pacific Stock Exchange

             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                        NONE

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days:  YES  X   NO
                                                               ---    ---
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:
                                                    ---
   The aggregate market value of the Registrant's Common Stock held by non-affiliates (all persons other than executive officers or directors) of the Registrant on March 21, 1997 (based on the closing sale price per share on the New York Stock Exchange Composite Tape on that date) was $3,351,769,525.

   The Registrant's Common Stock outstanding at March 21, 1997 was 178,623,335 shares.

   Portions of the Registrant's definitive Proxy Statement for its May 29, 1997 Annual Meeting of Stockholders (which has not been filed as of the date of this filing) are incorporated by reference into Part III.
==========================================================================

                                       PART I

          ITEM 1.  BUSINESS

          GENERAL

            Mirage   Resorts,   Incorporated    (the   "Company"   or   the
          "Registrant") was incorporated in Nevada in 1949 as the successor to a partnership that began business in 1946. The Company, through wholly owned subsidiaries, owns and operates
          (i) The Mirage, a hotel-casino and destination resort on the Las Vegas Strip, (ii) Treasure Island at The Mirage ("Treasure Island"), a hotel-casino resort adjacent to The Mirage, (iii) the Golden Nugget, a hotel-casino in downtown Las Vegas, and
          (iv) the Golden Nugget-Laughlin, a hotel-casino in Laughlin, Nevada. The Company, through a wholly owned subsidiary, also owns a 50% interest in a joint venture that owns and operates the Monte Carlo Resort & Casino ("Monte Carlo"), which opened June 21, 1996 on the Las Vegas Strip.

             The Company, through wholly owned subsidiaries, is currently constructing Bellagio, an elegant hotel-casino and destination resort on the Las Vegas Strip, and Beau Rivage, a luxurious hotel-casino and beachfront resort in Biloxi, Mississippi. Bellagio is believed to be the most expensive resort hotel ever built. When it opens, Beau Rivage is expected to be, based on the number of hotel rooms, the largest hotel-casino outside of Nevada.

          OPERATING PROPERTIES

             The Company's wholly owned subsidiary, THE MIRAGE CASINO-HOTEL ("MCH"), owns and operates The Mirage. The Mirage opened in 1989 and is located on approximately 120 acres shared with Treasure Island near the center of the Las Vegas Strip. The Mirage is a luxurious, tropically themed destination resort. The exterior of the resort is landscaped with palm trees, abundant foliage and more than four acres of lagoons and other water features centered around a 54-foot simulated volcano and waterfall. Each evening, the volcano erupts at regular intervals, spectacularly illuminating the front of the resort. Inside the front entrance is an atrium with a tropical garden and additional water features capped by a 100-foot-high glass dome. The atrium has an advanced environmental control system and creative lighting and other special effects designed to replicate the sights, sounds and fragrances of the South Seas. Located at the rear of the hotel, adjacent to the swimming pool area, is a dolphin habitat with eight Atlantic bottlenose dolphins, and the "Secret Garden of Siegfried & Roy," a recently opened exhibit that allows guests to view the beautiful exotic animals of Siegfried & Roy, the world-famous illusionists who perform at The Mirage.

             The Company, through Treasure Island Corp. ("TI Corp."), a wholly owned subsidiary of MCH, owns and operates Treasure Island. Treasure Island opened in 1993 and is located on the same site as The Mirage. Treasure Island is a pirate-themed hotel-casino resort. The front of Treasure Island, facing the Las Vegas Strip, is an elaborate pirate village in which full-scale replicas of a pirate ship and a British frigate regularly engage in a pyrotechnic and special effects sea battle, culminating with the sinking of the frigate.

             The Company's wholly owned subsidiary, GNLV, CORP. ("GNLV"), owns and operates the Golden Nugget. The Golden Nugget, together with its parking facilities, occupies approximately two and one-half square blocks in downtown Las Vegas, approximately five miles from The Mirage and Treasure Island. The Golden Nugget has received the Mobil Travel Guide's Four Star Award and the AAA Four Diamond Award for 13 and 20 consecutive years, respectively. The Golden Nugget is the generally acknowledged leader in the downtown Las Vegas market and has benefited from the "Fremont Street Experience," a $70 million entertainment attraction that opened adjacent to the Golden Nugget in December 1995.

             The Company's wholly owned subsidiary, GNL, CORP. ("GNL"), owns and operates the Golden Nugget-Laughlin, a hotel-casino in Laughlin, Nevada, approximately 90 miles south of Las Vegas. The hotel-casino is located on approximately 13 acres with 600 feet of Colorado River frontage near the center of Laughlin's tourist strip. The Golden Nugget-Laughlin features a 32,000-square foot casino offering 18 gaming tables and approximately 1,180 slots, 300 hotel rooms (including four suites), three restaurants, three bars, an entertainment lounge, a deli, an ice cream parlor and sweets shop and a gift and retail shop. Other facilities at the Golden Nugget-Laughlin include a swimming pool, a parking garage with space for approximately 1,585 vehicles and approxi-mately four and one-half acres of surface parking for recreational vehicles. GNL also owns and operates a 78-room motel in Bullhead City, Arizona, across the Colorado River from the Golden Nugget-Laughlin.

             The Company, through a wholly owned subsidiary, is a 50% partner with Circus Circus Enterprises, Inc. ("Circus") in Victoria Partners, a joint venture that owns and operates Monte Carlo. The resort is situated on approximately 46 acres adjacent to the Bellagio site. Monte Carlo has a palatial style reminiscent of the Belle Epoque, the French Victorian architecture of the late 19th century. Monte Carlo will be connected to Bellagio by a monorail.

          CURRENT EXPANSION PROJECTS

             BELLAGIO

             The Company, through a wholly owned subsidiary, is constructing Bellagio on approximately 120 acres on the Las Vegas Strip between Flamingo Road and Tropicana Avenue. Bellagio is the Company's most ambitious destination resort to date. This elegant European-style resort will overlook a lake inspired by Lake Como in Northern Italy. Several times each day the lake's fountains will come alive in a choreographed ballet of water, music and lights. Bellagio will feature a wide variety of casual and gourmet restaurants in both indoor and outdoor settings, upscale retail boutiques and extensive meeting, convention and banquet space. Cirque du Soleil is producing an all-new production to be performed in a specially designed showroom. The resort will be lushly landscaped with classical gardens and European fountains and pools. Bellagio is currently expected to cost approximately $1.4 billion (including land, capitalized interest and preopening costs) and is scheduled to open in the third quarter of 1998. Additionally, the Company has acquired approximately $60 million of fine art which will be displayed in Bellagio.

             BEAU RIVAGE

             In July 1996, the Company, through a wholly owned subsidiary, began construction of Beau Rivage, a luxurious beachfront resort in Biloxi, Mississippi. Beau Rivage will be situated on a 21-acre site where Interstate 110 meets the Gulf Coast. Beau Rivage is scheduled for completion in the fourth quarter of 1998 at a total cost, including land, capitalized interest and preopening costs, of approximately $550 million.

             As with any major construction project, the Bellagio and Beau Rivage projects involve many risks, including shortages of materials and labor, work stoppages, labor disputes, weather interference, unforeseen engineering, environmental or geological problems and unanticipated cost increases, any of which could give rise to delays or cost overruns. Construction, equipment or staffing problems or difficulties in obtaining any of the requisite licenses, permits, allocations or authorizations from regulatory authorities could increase the cost or delay the construction or opening of the facilities or otherwise affect their design and features. It is possible that the existing budget and construction plans for either project may be changed for competitive or other reasons. Accordingly, there can be no assurance that either project will be completed within the time periods or budgets which are currently contemplated.

             The following table sets forth certain data, as of March 1, 1997, regarding the Company's major resorts and certain estimates regarding the Company's two projects under construction.



                            Bellagio (a)   Beau Rivage (a)     The Mirage      Treasure Island   Golden Nugget   Monte Carlo (b)
                            ------------   ---------------    ------------     ---------------   -------------   ---------------
Project cost..............  $1.4 billion      $550 million    $820 million (c)   $470 million         (d)         $350 million
Opening date.............. 3rd Qtr. 1998     4th Qtr. 1998       Nov. 1989          Oct. 1993       Aug. 1946        June 1996
Total building square
 footage..................     4,670,000         2,193,000       3,072,000          2,374,000       1,465,000        2,520,000
Casino
  Square footage (including
   corridors).............       185,900            80,000          95,900             82,000          38,000           90,000
  Number of gaming
   tables.................           173                79             121                 83              65               95
  Number of slots.........         2,746             2,000           2,220              2,200           1,305            2,220
Hotel
  Number of guest rooms
   (including suites and
   villas)................         3,005             1,777           3,044              2,891           1,907            3,002
  Square footage of interior
   meeting space..........        94,600            30,000          71,000             16,000          24,000           15,000
Restaurants
  Number of outlets.......            14                11              11                  9               6                7
  Number of seats.........         2,706             1,546           2,255              1,708           1,066            2,120
Retail
  Square footage..........        80,000            25,500          24,815             11,929           4,350           11,300
Showroom
  Number of seats.........         1,800             1,200           1,503              1,525             410            1,200

---------------
(a) Estimates regarding Bellagio and Beau Rivage are subject to change. The estimated Bellagio project cost does not include approximately $60 million of fine art purchased to date by the Company which will be displayed in Bellagio.

(b)    Monte Carlo is 50%-owned by the Company.

(c)    Includes capital improvements subsequent to opening.

(d)    Not meaningful for comparative purposes.

          FUTURE EXPANSION

             ATLANTIC CITY

             The Company and the City of Atlantic City have entered into a redevelopment agreement providing for the City to convey 150 acres located in the Marina area of Atlantic City to the Company in exchange for the Company agreeing to develop a casino-based destination resort on the site and undertaking certain other obligations, including remediation of environmental contamination and the relocation of City-owned facilities currently located on the site. Closing under the redevelopment agreement requires the satisfaction of a number of conditions, including the receipt by the Company of all requisite licenses, permits, allocations and authorizations, resolution of real estate title issues and the satisfactory conclusion of arrangements among the Company, the New Jersey Department of Transportation and South Jersey Transportation Authority with respect to the construction and joint funding of certain major road improvements necessary to improve access to the Marina area. Selection of a contractor to design and build the road improvements will be determined by public bidding, and construction of the improvements will not proceed unless one or more bids within the available budget are submitted. Additionally, several lawsuits are pending which seek to prevent construction of the road improvements and closing under the redevelopment agreement. The Company is unable to pre-dict the outcome of such lawsuits at this time. As a result of the uncertainty created by the foregoing factors, the Company has been unable to finalize the design of its proposed project and submit the required permit applications. Accordingly, there can be no assurance as to whether or when the Company will proceed with a project on the site and if so, what the construction schedule or budget will be.

             The Company has entered into an agreement with Boyd Gaming Corporation ("Boyd") for the development of a jointly owned hotel-casino resort containing a minimum of 1,000 guest rooms on the Marina site. The Company has also entered into a separate agreement with Circus pursuant to which Circus would acquire a portion of the Marina site and construct its own 2,000-room hotel-casino resort. Each of these additional resorts would be in an architectural format that conforms to a master plan created by the Company. Development of these projects is also contingent upon the satisfaction of the conditions necessary for the Company to develop its own wholly owned resort.

             OTHER

             The Company regularly evaluates potential expansion and acquisition opportunities in both the domestic and international markets. Such opportunities may include the ownership, management and operation of gaming and other entertainment facilities in states other than Nevada or outside of the United States, either alone or with joint venture partners. Development and operation of any gaming facility in a new jurisdiction are subject to numerous contingencies, several of which are outside of the Company's control and may include the enactment of appropriate gaming legislation, the issuance of requisite permits, licenses and approvals, the availability of appropriate financing and the satisfaction of other conditions. There can be no assurance that the Company will elect or be able to consummate any such acquisition or expansion opportunity. In the past year, the Company has reduced its expansion efforts in emerging gaming jurisdictions in order to concentrate on the development of Bellagio and Beau Rivage and its potential project in Atlantic City.

          MARKETING

             All of the Company's hotel-casinos operate  24 hours each day,
          every day  of  the  year.    Management  does  not  consider  the
          Company's business to be particularly seasonal.

             The level of gaming activity at its casinos is the single largest factor in determining the Company's revenues and operating income. The Company also receives significant revenues from lodging, food and beverage, entertainment and retail operations.

             The principal segments of the Nevada gaming market are tour and travel, leisure travel, high-level wagerers and conventions (including small meetings and corporate incentive programs). The Company believes that The Mirage's hotel occupancy and gaming revenues can be maximized through a balanced marketing approach addressing each market segment. The Company's marketing strategy for Treasure Island and the Golden Nugget is aimed at attracting middle- to upper-middle-income wagerers, largely from the leisure travel and, to a lesser extent, the tour and travel segments. The Company believes that the success of its hotel-casinos is also affected by the level of walk-in customers and, accordingly, has designed its facilities to maximize their attraction to guests of other hotels.

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

             The Company, through wholly owned subsidiaries, owns approximately 850 acres of real property located approximately 10 miles north of The Mirage and Treasure Island and five miles north of the Golden Nugget. The Company has developed an exclusive world-class golf course and related facilities known as "Shadow Creek" on approximately 240 acres of such property. In connection with its marketing activities, the Company makes the course and related facilities available for use, by invitation only, by high-level-wagerer patrons. The Company is designing a second golf course adjacent to Shadow Creek which will be available for play by guests of its hotels.

          CREDIT

             Credit play represents a significant portion of the table games volume at The Mirage. The Company's other facilities do not emphasize credit play to the same extent as The Mirage, although credit is made available.

             The Company maintains strict controls over the issuance of credit and aggressively pursues collection of its customer receivables. These collection efforts parallel those procedures commonly followed by most large corporations, including the mailing of statements and delinquency notices, personal and other contacts, the use of outside collection agencies and civil litigation. Nevada gaming debts evidenced by credit instruments are enforceable under the laws of Nevada. All other states are required to enforce a judgment on a gaming debt entered in Nevada pursuant to the Full Faith and Credit Clause of the United States Constitution. Although gaming debts are not legally enforceable in some foreign countries, the United States assets of foreign debtors may be reached to satisfy judgments entered in the United States.

          SUPERVISION OF GAMING ACTIVITIES

             In connection with the supervision of gaming activities at its casinos, the Company maintains stringent controls on the recording of all receipts and disbursements. These audit and cash controls include the following: locked cash boxes; personnel independent of casino operations to perform the daily cash and coin counts; floor observation of the gaming area; observation of gaming and certain other areas through the use of closed-circuit television; computer tabulation of receipts and disbursements for each of the slot machines and table games; and timely analysis of discrepancies or deviations from normal performance.

          COMPETITION

             The Mirage, Treasure Island and the Golden Nugget compete with a number of other hotel-casinos in Las Vegas. Currently, there are approximately 28 major hotel-casinos located on or near the Las Vegas Strip, 11 major hotel-casinos located in the downtown area and several major facilities located elsewhere in the Las Vegas area. As of March 1, 1997, there were approximately 97,800 hotel and motel rooms in Las Vegas, compared to 86,500 at March 1, 1996. While Bellagio is the only major new hotel-casino currently under construction in Las Vegas, other major hotel-casinos have been proposed, some of which are likely to be built. In addition, several expansion projects at existing Las Vegas hotel-casinos are currently under construction and several other expansion projects have been proposed.

             Management believes that The Mirage primarily competes with other large hotel-casinos located on or near the Strip that offer amenities and marketing programs appealing to the upper-middle and higher-income strata of the gaming populace. The Mirage competes on the basis of the elegance and excitement offered by the facility, the desirability of its location, the quality of its hotel rooms and restaurants, its entertainment and special attractions, customer service, its balanced marketing strategy and special marketing and promotional programs.

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

             Management believes that the Golden Nugget primarily competes with the large hotel-casinos located on or near the Strip, particularly those offering amenities and marketing programs that appeal primarily to the middle- and upper-middle-income strata of the gaming populace. The Golden Nugget competes for gaming customers primarily on the basis of the elegance, intimacy and excitement offered by the facility, the quality and relative value of its hotel rooms and restaurants, customer service and its marketing and promotional programs. In order to compete more effectively with the Strip hotel-casinos, a coalition of several major downtown Las Vegas hotel-casinos (including the Golden Nugget), in conjunction with the City of Las Vegas, developed the "Fremont Street Experience," a major tourist attraction in the downtown area which opened in December 1995. This attraction converted Fremont Street into a four-block-long pedestrian mall, topped with a 90-foot by 1,400-foot special effects canopy. Within the canopy are 2.1 million computer-controlled, four-color lights and a 540,000-watt sound system. The Fremont Street Experience also includes retail facilities and a 1,432-space parking garage.

             The Golden Nugget-Laughlin competes with eight nearby hotel-casinos in Laughlin, as well as with hotel-casinos in Las Vegas, Jean and Primm, Nevada and casinos on Indian reservations in Laughlin's regional market, particularly Southern California and Arizona.

             The Company's facilities also compete for gaming customers with hotel-casino operations located in other areas of Nevada, Atlantic City and other parts of the world, and for vacationers with non-gaming tourist destinations such as Hawaii and Florida. The Company's hotel-casinos compete to a lesser extent with state-sponsored lotteries, off-track wagering, card parlors, riverboat and Indian gaming facilities and other forms of legalized gaming in the United States, as well as with gaming on cruise ships. In recent years, certain states have legalized, and several other states have considered legalizing, casino gaming. Management does not believe that such legalization of casino gaming in those jurisdictions would have a material adverse impact on the Company's operations. However, management believes that the legalization of large-scale land-based casino gaming in or near certain major metropolitan areas, particularly in California, could have a material adverse effect on the Las Vegas market.

          EMPLOYEES AND LABOR RELATIONS

             As of March 1, 1997, the Company and its subsidiaries had approximately 14,700 full-time and 2,200 part-time employees. At that date, the Company had collective bargaining contracts with unions covering approximately 7,100 of its Las Vegas employees, expiring in May 1997. Management considers its employee relations to be excellent.

          REGULATION AND LICENSING

             NEVADA

             The ownership and operation of casino gaming facilities in Nevada are subject to (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act") and (ii) various local ordinances and regulations. The
          Registrant's Nevada gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada State Gaming Control Board (the "Nevada Board"), the City of Las Vegas and the Clark County Liquor and Gaming Licensing Board (the "Clark County Board"). The Nevada Commission, the Nevada Board, the City of Las Vegas and the Clark County Board are collectively referred to as the "Nevada Gaming Authorities."

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

             The Registrant's direct and indirect subsidiaries that conduct gaming operations are required to be licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. MCH is registered as an intermediary company and has been found suitable to own the stock of TI Corp. MCH has also been licensed to conduct nonrestricted gaming operations at The Mirage. TI Corp. has been licensed to conduct nonrestricted gaming operations at Treasure Island. GNLV has been registered as an intermediary company and has been found suitable to own the stock of Golden
          Nugget Manufacturing Corp. ("GNMC"), its inactive subsidiary which is licensed as a manufacturer and distributor of gaming devices. GNLV has also been licensed to conduct nonrestricted gaming operations at the Golden Nugget. GNL has been licensed to conduct nonrestricted gaming operations at the Golden Nugget-Laughlin. Bellagio has been registered as an intermediary company and has been found suitable to own the stock of MRGS Corp. ("MRGS"), which has been licensed as a 50% general partner of Victoria Partners. The Registrant is registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and has been found suitable to own the stock of MCH, GNLV, Bellagio and GNL, each of which, together with TI Corp., MRGS and GNMC, is a corporate licensee (individually, a "Gaming Subsidiary" and collectively, the "Gaming Subsidiaries") under the Nevada Act. Victoria Partners has been licensed to conduct nonrestricted gaming operations at Monte Carlo and certain subsidiaries of Circus have been registered or licensed for their ownership of Victoria Partners.

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

             If it were determined that the Nevada Act was violated by a Gaming Subsidiary, the licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Registrant, the Gaming Subsidiaries and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate The Mirage, Treasure Island, the Golden Nugget, the Golden Nugget-Laughlin and Monte Carlo and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the casino) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of the gaming license of a Gaming Subsidiary or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Registrant's gaming operations.

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

             Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable who holds, directly or indirectly, any beneficial ownership of the voting securities beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Registrant is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Registrant or the Gaming Subsidiaries, the Registrant: (i) pays such person any dividend or interest upon voting securities of the Registrant;
          (ii) allows such person to exercise, directly or indirectly, any voting right conferred through securities held by that person;
          (iii) pays remuneration in any form to such person for services rendered or otherwise; or (iv) fails to pursue all lawful efforts to require such person to relinquish his voting securities including, if necessary, the immediate purchase of the voting securities for cash at fair market value.

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

             The Registrant may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada or to retire or extend obligations incurred for such purposes. In May 1996, the Nevada Commission granted the Registrant prior approval to make public offerings for a period of one year, subject to certain conditions (the "Shelf Approval"). However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Shelf Approval also applies to any affiliated company wholly owned by the Registrant (an "Affiliate") which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval also includes approval for the Gaming Subsidiaries to guarantee any security issued by, or to hypothecate their assets to secure the payment or performance of any obligations issued by, the Registrant or an Affiliate in a public offering under the Shelf Approval. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful. The Registrant has filed an application for renewal of the Shelf Approval, which it anticipates will be considered by the Nevada Board and the Nevada Commission in May 1997.

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

             License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to Clark County and the City of Las Vegas, in which the Gaming Subsidiaries' respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable monthly, quarterly or annually and are based upon: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food, refreshments or merchandise. Nevada licensees that hold a manufacturer's or distributor's license, such as GNMC, also pay certain fees to the State of Nevada.

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

             MISSISSIPPI

             The ownership and operation of casino gaming facilities in Mississippi are subject to the Mississippi Gaming Control Act and the regulations promulgated thereunder (collectively, the "Mississippi Act"). The Registrant's Mississippi gaming operations will be subject to the licensing and regulatory control of the Mississippi Gaming Commission (the "Mississippi Commission").

             The laws, regulations and supervisory procedures of the Mississippi Commission are based upon declarations of public policy which are concerned with, among other things: (i) keeping gaming free of criminal and corruptive elements and (ii) maintaining public confidence and trust in gaming by means of strict regulation of all persons, locations, practices, associations and activity related to the operation of licensed gaming establishments and the manufacture or distribution of gambling devices and equipment. Change in such laws, regulations and procedures could have an adverse effect on the Registrant's Mississippi gaming operations.

              Beau Rivage Resorts, Inc. ("Beau Rivage Resorts"), the Registrant's indirect subsidiary that will own and operate Beau Rivage, is required to be licensed by the Mississippi Commission. The gaming license requires the periodic payment of fees and taxes and is not transferable. GNLV is registered as an intermediary company and has been found suitable to own the stock of Beau Rivage Resorts. The Registrant is registered by the Mississippi Commission as a publicly traded corporation (a "Registered Corporation") and has been found suitable to own the stock of GNLV under the Mississippi Act.

             As a Registered Corporation, the Registrant is required periodically to submit detailed financial and operating reports to the Mississippi Commission and furnish any other information which the Mississippi Commission may require. No person may become a stockholder of, or receive any percentage of profits from, Beau Rivage Resorts without first obtaining approval from the Mississippi Commission. The Registrant, GNLV and Beau Rivage Resorts have obtained from the Mississippi Commission the various registrations, findings of suitability and licenses required in order to engage in gaming activities in Mississippi; however, Beau Rivage is under construction, and the final approvals to open the casino must be obtained from the Mississippi Commission as well as other state and local governmental entities. Although the Registrant expects to obtain such approvals in due course, failure to receive such approvals would have a material adverse effect on the Registrant's Mississippi gaming operations.

             All gaming devices that are manufactured, sold or distributed for use or play in Mississippi, or for distribution outside of Mississippi, must be manufactured by licensed manufacturers and distributed or sold by licensed distributors. All gaming devices manufactured for use or play in Mississippi must be approved by the Mississippi Commission before distribution or exposure for play. The approval process for gaming devices includes rigorous testing by the staff of the Mississippi Commission, a field trial and a determination as to whether the gaming device meets strict technical standards that are set forth in the regulations of the Mississippi Commission. Associated equipment must be administratively approved by the Executive Director of the Mississippi Commission before it is distributed for use in Mississippi.

             The Mississippi Commission may investigate any individual who has a material relationship to, or material involvement with, the Registrant, GNLV or Beau Rivage Resorts in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of Beau Rivage Resorts must file applications with the Mississippi Commission and may be required to be licensed or found suitable. Officers, directors and key employees of GNLV and the Registrant who are actively and directly involved in gaming activities of Beau Rivage Resorts may be required to be licensed or found suitable by the Mississippi Commission. The Mississippi Commission may deny an application for licensing for any cause which it deems reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in approval positions must be reported to the Mississippi Commission, and in addition to its authority to deny an application for a finding of suitability or licensure, the Mississippi Commission has jurisdiction to disapprove a change in a corporate position.

             If the Mississippi Commission were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Registrant, GNLV or Beau Rivage Resorts, the companies involved would have to sever all relationships with such person. In addition, the Mississippi Commission may require the Registrant, GNLV or Beau Rivage Resorts to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Mississippi.

             The Registrant, GNLV and Beau Rivage Resorts are required to submit detailed financial and operating reports to the Mississippi Commission. All material loans, sales of securities and similar financing transactions entered into by Beau Rivage Resorts must be reported to or approved by the Mississippi Commission.

             If it were determined that the Mississippi Act was violated by Beau Rivage Resorts, the license it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Registrant, GNLV, Beau Rivage Resorts and the persons involved could be subject to substantial fines for each separate violation of the Mississippi Act at the discretion of the Mississippi Commission. Limitation, conditioning or suspension of the gaming license of Beau Rivage Resorts could (and revocation of the gaming license would) materially adversely affect the Registrant's Mississippi gaming operations.

             Any beneficial holder of the Registrant's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated and have his suitability as a beneficial holder of the Registrant's voting securities determined if the Mississippi Commission has reason to believe that such ownership would be inconsistent with the declared policies of the State of Mississippi. The applicant must pay all costs of investigation incurred by the Mississippi Commission in conducting any such investigation.

             The Mississippi Act requires any person who acquires more than 5% of a Registered Corporation's voting securities to report the acquisition to the Mississippi Commission. The Mississippi Act requires that beneficial owners of more than 10% of a Registered Corporation's voting securities apply to the Mississippi Commission for a finding of suitability within 30 days after the Executive Director of the Mississippi Commission requests such filing.

             Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Mississippi Commission or the Executive Director of the Mississippi Commission may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable who holds, directly or indirectly, any beneficial ownership of the voting securities beyond such period of time as may be prescribed by the Mississippi Commission may be guilty of a criminal offense.

             The Mississippi Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security if it determines that such requirement is in the public interest.

             The Registrant is required to maintain a current stock ledger in Mississippi which may be examined by the Mississippi Commission at any time. If any securities are held in trust by an agent or nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Registrant is also required to render maximum assistance in determining the identity of the beneficial owner. The Mississippi Commission has the power to require the Registrant's stock certificates to bear a legend indicating that the securities are subject to the
          Mississippi Act; however, the Mississippi Commission has in the past routinely waived such requirement.

             The Registrant may not make a public offering of its securities without the prior approval of the Mississippi Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Mississippi or to retire or extend obligations incurred for such purposes. In June 1996, the Mississippi Commission granted the Registrant prior approval to make public offerings for a period of one year, subject to certain conditions (the "Mississippi Shelf Approval"). However, the Mississippi Shelf Approval may be rescinded for good cause without prior notice upon the issuance of a stop order by the Executive Director of the Mississippi Commission. The Mississippi Shelf Approval does not constitute a finding, recommendation or approval by the Mississippi Commission as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful. The Registrant intends to file an application for renewal of the Mississippi Shelf Approval, which it anticipates will be considered by the Mississippi Commission in May or June 1997.

             Changes in control of the Registrant through merger, consolidation, stock or asset acquisitions, management or consulting agreements or any act or conduct by a person whereby he obtains control may not occur without the prior approval of the Mississippi Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Mississippi Commission with respect to a variety of stringent standards prior to assuming control of such Registered Corporation. The Mississippi Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as part of the approval process relating to the transaction.

             The Mississippi Legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defensive tactics affecting Mississippi corporate gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Mississippi Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Mississippi's gaming industry and to further Mississippi's policy to: (i) assure the financial stability of corporate gaming licensees and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Mississippi Commission before the Registered Corporation can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Mississippi Act also requires prior approval of a plan of recapitalization proposed by the Registered Corporation's board of directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purpose of acquiring control of the Registered Corporation.

             License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Mississippi, and to the City of Biloxi, where Beau Rivage Resorts' operations will be conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable monthly, quarterly or annually and are based upon: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated.

             Any person who is licensed, required to be licensed, registered, required to be registered or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Mississippi, is required to receive the approval of the Mississippi Commission with respect to foreign gaming activities undertaken after licensure. Licensees are also subject to disciplinary action by the Mississippi Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Mississippi gaming operations, engage in activities that are harmful to the State of Mississippi or its ability to collect gaming taxes and fees or employ a person in the foreign operation who has been denied a license or finding of suitability in Mississippi on the ground of personal unsuitability.

             The sale of alcoholic beverages at Beau Rivage will be subject to licensing, control and regulation by the Mississippi State Tax Commission (the "Tax Commission"). All licenses are revocable and are not transferable. The Tax Commission has full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect on the operations of Beau Rivage Resorts.

          CERTAIN FORWARD-LOOKING STATEMENTS

             Certain information included in this Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and
          Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include information relating to plans for future expansion and other business development activities as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, pending litigation, changes in federal or state tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).

          ITEM 2. PROPERTIES

             The Mirage and Treasure Island share an approximately 120-acre site owned by the Registrant. At March 1, 1997, both The Mirage and Treasure Island were subject to an encumbrance of approximately $118.9 million, representing the accreted value of zero coupon first mortgage notes issued by a subsidiary of the Registrant.

             The Golden Nugget occupies approximately seven and one-half acres. The improvements and approximately 90% of the underlying land are owned by the Registrant. The remaining land is held under three separate ground leases that expire (giving effect to renewal options) on dates ranging from 2025 to 2046.

             The Golden Nugget-Laughlin, including the motel in Bullhead City, Arizona, occupies an aggregate of approximately 15-1/2 acres. All of the property is owned by the Registrant.

             The Bellagio site comprises approximately 120 acres, all of which is owned by the Registrant, except for one acre held under a ground lease that expires (giving effect to renewal options) in 2073.

             Monte Carlo occupies approximately 46 acres owned by Victoria Partners. At March 1, 1997, Monte Carlo was subject to aggregate encumbrances approximating $171.8 million.

             The Beau Rivage site comprises approximately 21 acres owned by the Registrant.

             The Registrant owns approximately 850 acres of land in North Las Vegas, including 240 acres occupied by Shadow Creek.

             The Registrant also owns or leases various improved and unimproved property in Las Vegas, Atlantic City and other locations in the United States and certain foreign countries.

          ITEM 3. LEGAL PROCEEDINGS

             On April 26,  1994, a  complaint in  a purported  class action lawsuit was filed in the United States District Court for the Middle District of Florida against 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Registrant. On May 10, 1994, a complaint in a purported class action lawsuit alleging substantially identical claims was filed by another plaintiff in the same court against 48 defendants, including the Registrant. On September 26, 1995, a complaint in a purported class action lawsuit alleging substantially identical claims was filed by a third plaintiff in the United States District Court for the District of Nevada against 45 defendants, including the Registrant. On February 14, 1997, the three plaintiffs filed a consolidated amended complaint in the United States District Court for the District of Nevada. The complaint alleges that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce persons to play video poker and electronic slot machines by collectively misrepresenting how the gaming machines operate, as well as the extent to which there is an opportunity to win. The complaint alleges violations of the Racketeer Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seeks unspecified compensatory and punitive damages. The Registrant and other defendants have moved to dismiss the complaint for failure to state a claim. It is anticipated that there will be no ruling on the Registrant's motion to dismiss until the summer of 1997. Management believes that the claims against the Registrant are without merit and intends to defend the case vigorously.

             The Registrant (including its subsidiaries) is also a defendant in various other lawsuits, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such pending litigation, in the aggregate, will have a material adverse effect on the Registrant.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

                                       PART II

          ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

             The Registrant's common stock is traded on the New York and Pacific Stock Exchanges under the symbol MIR. The following table sets forth, for the calendar quarters indicated, the high and low sale prices of the common stock on the New York Stock Exchange Composite Tape. Such prices have been adjusted retroactively to give effect to a two-for-one split of the Registrant's common stock effective June 17, 1996.

                                                          1996                1995
                                                   -----------------   ------------------
                                                     HIGH      LOW       HIGH       LOW
                                                   -------   -------   --------   -------
               First quarter...................... $24       $16 5/8    $14 3/8   $ 9 7/8
               Second quarter.....................  29 5/8    22         16 3/4    12 7/8
               Third quarter......................  27 1/4    18 3/4     17 5/8    14 1/8
               Fourth quarter.....................  27 1/2    20 3/8     17 3/8    14 3/8

            There  were   approximately   12,400  record  holders   of  the
          Registrant's common stock as of March 27, 1997.

            The Registrant paid no dividends in  1996 or 1995.    Refer  to
          Exhibit 10(ggg) to this Form 10-K, and Note 3 of Notes to Consolidated Financial Statements referred to in Item 14(a)(1) of this Form 10-K, for information concerning a covenant contained in the Registrant's bank credit agreement restricting the ability of the Registrant to pay cash dividends on its common stock prior to the opening of Bellagio.

       ITEM 6.  SELECTED FINANCIAL DATA

                                                                      YEAR ENDED DECEMBER 31
                                                    ----------------------------------------------------------
                                                     1996 (a)       1995         1994      1993 (b)      1992
                                                    --------     --------     --------    --------    --------
                                                              (In millions, except per share amounts)
       OPERATING RESULTS
        Gross revenues............................. $1,496.3     $1,453.7     $1,370.9    $1,053.4    $  920.6
        Promotional allowances.....................   (128.8)      (123.0)      (116.7)     (100.1)      (87.6)
        Net revenues...............................  1,367.5      1,330.7      1,254.2       953.3       833.0
        Operating income...........................    312.7        284.1        237.8       131.7       125.8
        Income before extraordinary item and
          cumulative effect of change in
          accounting principle (c).................    206.0        169.9        124.7        48.1        36.9
        Net income.................................    206.0        163.2        114.3        29.2        28.4
        Income per share before extraordinary
          item and cumulative effect of change
          in accounting principle (c).............. $   1.06     $   0.88     $   0.66    $   0.29    $   0.26
        Net income per share....................... $   1.06     $   0.85     $   0.60    $   0.18    $   0.20

       OTHER DATA
        Interest expense, net of
          amounts capitalized...................... $    6.8     $   23.2     $   44.2    $   63.5    $   99.2
        Net cash provided by operating
          activities...............................    322.1        325.3        286.8       180.8        84.6
        Capital expenditures.......................    399.1        179.4         69.1       432.4       220.8

       YEAR-END STATUS
        Total assets............................... $2,143.5     $1,791.7     $1,641.4    $1,705.3    $1,594.9
        Long-term debt, net of
          current maturities.......................    468.1        248.5        359.6       535.0       831.2
        Stockholders' equity (d)...................  1,290.9      1,209.3      1,030.9       910.9       553.6
        Shares outstanding.........................    178.3        183.3        182.0       181.2       149.2

       ---------------
       (a) The 1996 operating results include the Company's 50% share of Monte Carlo's net income from its opening on June 21, 1996.

       (b) Treasure Island opened on October 26, 1993.

       (c) Before extraordinary losses on early retirements of debt and a one-time credit of $3.6 million in 1992 for the cumulative effect of a change in method of accounting for income taxes.

       (d) The Company paid no dividends during the five-year period ended December 31, 1996.

       Note: All previously reported share and per share data have been adjusted retroactively to give effect to a two-for-one stock split effective June 17, 1996.

       ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       RESULTS OF OPERATIONS

          During 1996, the Company celebrated its golden anniversary with record results. Net income of $206.0 million ($1.06 per share) surpassed the previous records of $169.9 million ($0.88 per share) and $124.7 million ($0.66 per share) before extraordinary and non-recurring items achieved in 1995 and 1994, respectively.

          Net revenues excluding Monte Carlo grew by $27.5 million over 1995. Non-casino revenues net of promotional allowances increased by 10%, reflecting growth in revenue contribution from all departments. Net non-casino revenues accounted for 45% of the Company's total net revenues excluding Monte Carlo in 1996. This compares with 41% in 1995 and 42% in 1994. Net room revenues increased by 15% in 1996. A $50 million program was completed in August 1995 to substantially upgrade the quality of The Mirage's guest rooms. A smaller guest room refurbishment project was also completed in 1995 at the Golden Nugget-Las Vegas. Completion of these two projects added approximately 4% in available room nights in 1996 versus 1995 and allowed the Company to achieve a 12% increase in the average standard room rate at its Las Vegas hotels. Company-wide occupancy of available standard guest rooms increased to approximately 99%, versus approximately 98% in both 1995 and 1994. The increase in the average room rate has helped the Company achieve an increase in the gross margin on room revenues.

          The Company is currently refurbishing the remaining 1,382 standard guest rooms at the Golden Nugget-Las Vegas and planning to refurbish 138 suites at The Mirage that were not refurbished as part of the 1995 program. The project at the Golden Nugget-Las Vegas is expected to be completed in April 1997 and the project at The Mirage is scheduled for the summer of 1997. The total cost of these two projects is expected to be approximately $30 million.

          SIEGFRIED & ROY at The Mirage and MYSTERE at Treasure Island continue to be two of the most successful theatrical experiences in history. During 1996, both shows again played to near full capacity, at a combined average ticket price 7% higher than in 1995. Principally due to the success of these two productions, net entertainment revenues grew by $6.4 million, or 8%, over 1995. The increase in the average ticket price resulted in an improvement in gross margins and profitability. Net food and beverage and retail revenues were also solid contributors, increasing 9% and 5%, respectively.

          The record operating results in 1996 were achieved despite a 7% decline in table games revenues caused by a reduction in both activity and the win percentage for baccarat. The Company-wide table games win percentage was 19.3%, versus 20.2% in 1995 and 18.8% in 1994. Excluding baccarat, table games revenues in 1996 increased by 3% over 1995. Slot revenues increased by 1% over 1995.

          Monte Carlo opened on June 21, 1996. During slightly over six months of operation, this new facility achieved total revenues of $147.3 million and operating profit, before a one-time charge for preopening costs of $11.2 million, of $38.5 million. During the partial-year period, the hotel operated at almost 97% occupancy with an average room rate of nearly $72. After deducting preopening costs and net interest expense, this 50%-owned unconsolidated joint venture contributed $9.3 million to the Company's 1996 pre-tax income.

          The Company's net revenues in 1995 increased by $76.6 million, or 6%, over 1994, reflecting substantial growth in both casino and non-casino revenues. Table games revenues increased by 15%, attributable almost equally to the higher win percentage and a strong increase in the level of play, particularly in baccarat. Slot revenues grew by 1% over 1994.

          The Company's net non-casino revenues in 1995 grew by $21.4 million, or 4%, over 1994. A major contributor to this growth was a 23% increase in entertainment revenues resulting partially from a 16% increase in the number of performances by SIEGFRIED & ROY. The show's schedule was curtailed in 1994 due to knee surgery required by one of the principal performers. Additionally, the MYSTERE production achieved higher occupancy and a higher average ticket price in 1995 than in 1994.

          Net room revenues in 1995 increased by 5% over 1994. This was particularly notable as the number of available room nights declined by 4% due to the guest room enhancement and refurbishment projects at The Mirage and the Golden Nugget-Las Vegas. Reflecting an increase in the average room rate, net revenues per available room night at the Company's four hotels grew by 8% in 1995.

       OTHER FACTORS AFFECTING EARNINGS

          The provision for losses on receivables in 1996 declined by $8.5 million from 1995. This decline reflects favorable collection experience, as well as a reduction in the level of table games credit play.

          In November 1996, the Company began construction on a series of improvements at Treasure Island. These include a luxurious new hotel lobby, a new Italian restaurant, additional retail space and a modest amount of additional casino space. The enhancements are expected to cost approximately $25 million and be completed in mid-1997. The construction had little impact on operating results during 1996, but general and administrative expense includes a $5.4 million charge related to the abandonment of property associated with the new construction.

          General and administrative expense in 1994 includes abandonment charges totaling $12.4 million, principally reflecting an $11.0 million charge associated with the guest room enhancement program at The Mirage. Various smaller projects resulted in a similar charge of $3.6 million in 1995.

          Depreciation and amortization expense declined by 8% in 1995, principally due to certain equipment at The Mirage with five-year depreciable lives becoming fully depreciated near the end of 1994. Corporate expense declined by 12% in 1996, after remaining relatively flat in 1995. The decline in 1996 primarily reflects a reduction in the Company's expansion efforts in emerging gaming jurisdictions in order to concentrate on the development of Bellagio and Beau Rivage and its potential project in Atlantic City.

          Interest expense has declined sharply during the past several years. This decline reflects management's continuing efforts to minimize the Company's average debt levels and overall cost of borrowing. In 1996, the $16.4 million decline in interest expense largely reflects substantially higher capitalized interest associated with the Company's growing investment in its ongoing construction projects.

          In February 1996, the Company sold its 50% equity interest in a small casino located near Iguazu Falls, Argentina for $12.5 million in cash. The sale resulted in a pre-tax gain of $8.0 million, which is included in "Other, including interest income" in 1996.

          During 1995 and 1994, the Company retired some of its more expensive debt prior to its scheduled maturities. Although these retirements were financially advantageous to the Company, the call premiums and the write-off of the related unamortized debt issuance costs resulted in extraordinary charges. There were no such charges during 1996.

       REGULATION AND TAXES

          The Company is subject to extensive regulation by the Nevada gaming authorities and will be subject to regulation, which may or may not be similar to that in Nevada, by the appropriate authorities in Mississippi and any other jurisdiction in which it may conduct gaming activities in the future. Changes in applicable laws or regulations could have a significant impact on the Company's operations. In 1996, legislation was enacted which established a federal commission to study the gaming industry.

          The gaming industry represents a significant source of tax revenues, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. Proposals in recent years that have not been enacted included a federal gaming tax and increases in state or local taxes.

          Management believes that the Company's recorded tax balances are adequate. However, it is not possible to determine with certainty the likelihood of possible changes in tax law or in the administration of such law. Such changes, if adopted, could have a material adverse effect on the Company's operating results.

       CAPITAL RESOURCES, CAPITAL SPENDING AND LIQUIDITY

          Cash provided by operating activities (as shown in the Consolidated Statements of Cash Flows) was $322.1 million in 1996, versus $325.3 million in 1995 and $286.8 million in 1994. Although the Company's net income grew by 26% in 1996, such growth was partially mitigated by cash payments for income taxes that represented a higher percentage of the Company's tax provision. These additional tax payments are principally due to the exhaustion of the Company's alternative minimum tax credit and the normal reversal of temporary book/tax differences relating to the depreciation of property and equipment.

          The Company's capital spending is increasing significantly with the ongoing construction of Bellagio and Beau Rivage. Capital expenditures in 1996 totaled $399.1 million, compared to $179.4 million in 1995 and $69.1 million in 1994. Including land, capitalized interest and preopening costs, Bellagio is expected to cost approximately $1.4 billion and Beau Rivage is expected to cost approximately $550 million. At year-end 1996, the Company had incurred approximately $323 million associated with Bellagio and $62 million associated with Beau Rivage. The Company has also acquired approximately $60 million of fine art which will be displayed in Bellagio. Approximately $43 million of such artwork was acquired prior to year-end 1996.

          Capital spending will increase further should the Company pro-ceed with the development of one or more casino-based destin-ation resorts in Atlantic City. Although the Company has entered into agreements with the City of Atlantic City and the New Jersey Department of Transportation and South Jersey Transportation Authority, there can be no assurance as to whether or when the Company will proceed with a project in Atlantic City.

          At year-end 1995, the Company had a total of $41.9 million of bank credit facility and commercial paper borrowings outstanding. During 1996, expenditures on new projects and repurchases of the Company's common stock exceeded net operating cash flow, necessitating additional borrowings under the bank credit facility. The weighted average interest rate on such borrowings was approxi-mately 5.85% in 1996.

          On October 30, 1996, the Company issued $250 million principal amount of 7-1/4% Senior Notes Due October 15, 2006 - the lowest cost fixed-rate debt securities ever issued by the Company. The notes were issued pursuant to a shelf registration statement filed with the Securities and Exchange Commission on June 28, 1996 that allows the Company to issue up to $500 million of debt or equity securities or any combination thereof. The net proceeds from the offering of $247.4 million allowed the Company to repay all outstanding bank credit facility and commercial paper borrowings prior to year-end 1996.
                                    -28-

          During 1996, the Company repurchased approximately 6.7 million shares of its common stock at a total cost of $144.2 million. The shares were repurchased pursuant to the Company's existing 10 million share repurchase program. Repurchase of the approximately
       3.3 million shares remaining under the program will depend on various factors, including market conditions, available alternative investments and the Company's financial position. During 1996, the Company also expended $8.2 million to acquire approximately 3-1/4 acres of vacant land along the Atlantic City Boardwalk. The land is adjacent to 2-1/4 acres of land owned by the Company for many years.

          On March 7, 1997, the Company's $1 billion revolving bank credit facility was amended to increase the total availability to $1.75 billion and extend the maturity date from May 1999 to March 2002. Under certain circumstances, the bank credit facility can be further increased to $2 billion. The amendments also reduced the Company's borrowing cost and eliminated or relaxed many of the financial covenants. See Note 3 of Notes to Consolidated Financial Statements for a more detailed description of the amended bank credit facility.

          Management believes that existing cash balances, operating cash flow and available borrowings under the revolving bank credit facility will provide the Company with sufficient resources to meet its existing debt obligations and foreseeable capital expenditure requirements, including those relating to the development of Bellagio and Beau Rivage and potential projects in Atlantic City.

       ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Consolidated Financial Statements and Notes to Consolidated Financial Statements of Mirage Resorts, Incorporated and Subsidiaries, referred to in Item 14(a)(1) of this Form 10-K, are included at pages 40 to 58.

       ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                     PART III

       ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          There is incorporated by reference the information appearing under the captions "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's definitive Proxy Statement for its May 29, 1997 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission (the "Proxy Statement").

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

                                     PART IV

       ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                 FORM 8-K

        (a)(1).  FINANCIAL STATEMENTS.

                 Included in Part II of this Report:

                   Report of Independent Public Accountants

                   Consolidated Balance Sheets - December 31, 1996 and 1995

                   Years ended December 31, 1996, 1995 and 1994

                      Consolidated Statements of Income

                      Consolidated Statements of Stockholders' Equity

                      Consolidated Statements of Cash Flows

                   Notes to Consolidated Financial Statements

        (a)(2).  FINANCIAL STATEMENT SCHEDULES.

                 Included in Part IV of this Report:

                   Years ended December 31, 1996, 1995 and 1994

                    Schedule II - Valuation and Qualifying Accounts

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

                3(i)(b) Amended and Restated Certificate of Division of Shares into Smaller Denominations Pursuant to N.R.S. Section 78.207 of Registrant, filed Octo-ber 14, 1993. Incorporated by reference to
                         Exhibit 2.2 to Amendment No. 3 to Registrant's Registration Statement on Form 8-A dated October 19, 1993.

                3(i)(c) Certificate of Division of Shares into Smaller Denominations Pursuant to N.R.S. Section 78.207 of Registrant, filed June 5, 1996. Incorporated by reference to Exhibit 1 to Amendment No. 4 to Registrant's Registration Statement on Form 8-A dated June 18, 1996.

                3(ii) Amended and Restated Bylaws of Registrant. Incorporated by reference to Exhibit 99 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994.

                4(a) Indenture, dated as of March 15, 1988, with respect to GNS FINANCE CORP.'s ("Finance") Zero Coupon First Mortgage Notes Due March 15, 1998, together with exhibits (the "Zero Coupon Notes Indenture"). Incorporated by reference to
                         Exhibit 4(c) to the Registration Statement filed by Finance and MCH on Form S- 1 under the Securities Act of 1933 (No. 33-22369) (the "MCH Form S-1").

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

                4(d) Third Supplemental Indenture, dated as of Octo-ber 15, 1990, to the Zero Coupon Notes Indenture. Incorporated by reference to
                         Exhibit 4(r) to Amendment No. 1 to the Annual Report on Form 10-K of Finance for the fiscal year ended December 31, 1990.

                4(e) Fourth Supplemental Indenture, dated as of June 15,1992, to the Zero Coupon Notes Indenture. Incorporated by reference to Exhibit 19.4 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1992.

                4(f) Indenture, dated as of March 31, 1993, with respect to Finance's 9-1/4% Senior Subordinated Notes Due March 15, 2003, together with exhibits. Incorporated by reference to Exhibit 4 to Registrant's Current Report on Form 8-K dated March 31, 1993.

                4(g) Indenture, dated as of October 15, 1996, between Registrant and Firstar Bank of Minne-sota, N.A., as trustee (the "1996 Shelf Indenture"). Incorporated by reference to
                         Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended Septem-ber 30, 1996 (the "September 1996 Form 10-Q").

                4(h) Supplemental Indenture, dated as of October 15, 1996, to the 1996 Shelf Indenture, with respect to Registrant's 7.25% Senior Notes Due October 15, 2006. Incorporated by reference to Exhibit
                         4.2 to the September 1996 Form 10-Q.

                10(a)* Forms of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement. Incorpor-ated by reference to Exhibit 10(b) to the 1989 Form 10-K.

                10(b)* 1983 Stock Option and Stock Appreciation Rights Plan, as amended. Incorporated by reference to
                         Exhibit 4.3 to the Registration Statement filed by Registrant on Form S-8 under the Securities Act of 1933 (No. 33-16037) (the "Form S-8").

                10(c)* 1984 Stock Option and Stock Appreciation Rights Plan, as amended. Incorporated by reference to
                         Exhibit 4.2 to the Form S-8.

                10(d)*   1986 Stock Option and Stock  Appreciation Rights
                         Plan, as amended.   Incorporated by reference to
                         Exhibit 4.1 to the Form S-8.

                10(e)* 1992 Stock Option and Stock Appreciation Rights Plan. Incorporated by reference to Exhibit 10(n) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

                10(f)* 1993 Stock Option and Stock Appreciation Rights Plan. Incorporated by reference to Exhibit 10(m) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (the "1992 Form 10-K").

                10(g)* Executive Retirement Plan Agreement, dated as of December 1, 1986, between Registrant and Kenneth R. Wynn. Incorporated by reference to
                         Exhibit 10(hh) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (the "1986 Form 10-K").

                10(h)* Executive Retirement Plan Agreement, dated as of December 1, 1986, between Registrant and James
                         E. Pettis. Incorporated by reference to Exhibit 10(mm) to the 1986 Form 10-K.

                10(i)* Amended and Restated 1992 Non-Employee Director Stock Option Plan. Incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996.

                10(j) Deed of Trust, Assignment of Rents and Security Agreement, dated as of March 23, 1988, from MCH in favor of First Interstate Bank of Nevada, N.A. ("FIBN"), as trustee. Incorporated by reference to Exhibit 10(xx) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

                10(k) Amendment Agreement, dated as of October 4,1990, between MCH, as trustor, and FIBN, as bene-ficiary. Incorporated by reference to Exhibit
                         4.12 to Registrant's Current Report on Form 8-K dated October 4, 1990.

                10(l) Easement, dated December 28, 1990, from MH, INC. ("MH") in favor of Stephen A. Wynn. Incorporated by reference to Exhibit 10(ll) to Amendment No.1 to the Registration Statement filed by Finance and MCH on Form S-1 under the Securities Act of 1933 (No. 33-38496).

                10(m) Leasehold Deed of Trust, Assignment of Rents and Security Agreement, dated as of March 25, 1992, from TI Corp. in favor of FIBN, as trustee. Incorporated by reference to Exhibit 10(cc) to the Annual Report on Form 10-K of Finance for the fiscal year ended December 31, 1991 (the "Finance 1991 Form 10-K").

                10(n)* Employment Agreement, dated as of August 18, 1992, between Registrant and Frank Visconti. Incorporated by reference to Exhibit 19.4 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1992.

                10(o)* Employment Agreement, dated as of August 16, 1995, between Registrant and James E. Pettis. Incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 (the "September 1995 Form 10-Q").

                10(p)* Employment Agreement, dated December 16, 1992, between Registrant and Stephen A. Wynn. Incor-porated by reference to Exhibit 10(zz) to the 1992 Form 10-K.

                10(q) Amendment Agreement, dated as of November 24, 1992, between MCH, as trustor, and FIBN, as bene-ficiary. Incorporated by reference to Exhibit 10(ddd) to the 1992 Form 10-K.

                10(r) Second Amendment to Deed of Trust, dated as of February 21, 1992, between MCH, as trustor, and FIBN, as beneficiary. Incorporated by reference to Exhibit 10(z) to the Finance 1991 Form 10-K.

                10(s) Lease, dated September 4, 1962, and Agreement, dated March 25, 1975, between the Trustees of the Fraternal Order of Eagles, Las Vegas Aerie 1213, and Registrant. Incorporated by reference to Exhibit 10(c) to the Registration Statement filed by GNLV FINANCE CORP. and GNLV on Form S-1 under the Securities Act of 1933 (No. 33-5694) (the "GNLV Form S-1").

                10(t) Lease Agreement, dated July 1, 1973, and Amend-ment to Lease, dated February 27, 1979, between First National Bank of Nevada, Trustee under Private Trust No. 87, and Registrant. Incorporated by reference to Exhibit 10(d) to the GNLV Form S-1.

                10(u) Lease, dated April 30, 1976, between Elizabeth Properties Trust, Elizabeth Zahn, Trustee, and Registrant. Incorporated by reference to Exhibit 10(e) to the GNLV Form S-1.

                10(v) Land Sales Contract, dated March 26, 1993, be-tween MH and Stephen A. Wynn, together with exhibits. Incorporated by reference to Exhibit 10(yy) to the Registration Statement filed by Finance and MCH on Form S-4 under the Securities Act of 1933 (No. 33-62514).

                10(w)* First Amendment to Executive Retirement Plan Agreement, dated as of December 1, 1993, between Registrant and Kenneth R. Wynn. Incorporated by reference to Exhibit 10(ccc) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

                10(x)* Amended and Restated 1994 Cash Bonus Plan. Incorporated by reference to Exhibit 10(qq) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (the "1994 Form 10-K").

                10(y) Joint Venture Agreement of Victoria Partners, dated as of December 9, 1994, among MRGS Corp., Gold Strike L.V. and Registrant (without exhibit) (the "Joint Venture Agreement"). Incor-porated by reference to Exhibit 99.1 to Regis-trant's Current Report on Form 8-K dated December 9, 1994 (the "December 1994 Form 8-K").

                10(z) Reducing Revolving Loan Agreement, dated as of December 21, 1994, among Victoria Partners, each Bank party thereto, The Long-Term Credit Bank of Japan, Ltd., Los Angeles Agency and Societe Generale, as Co-Agents, and Bank of America National Trust and Savings Association, as Administrative Agent (without schedules or ex-hibits) (the "Victoria Partners Loan Agreement"). Incorporated by reference to Exhibit 99.2 to Amendment No. 1 to the December 1994 Form 8-K on Form 8-K/A.

                10(aa) Amendment No. 1 to the Victoria Partners Loan Agreement, dated as of January 31, 1995. Incor-porated by reference to Exhibit 10(uu) to the 1994 Form 10-K.

                10(bb)* 1995 Stock Option and Stock Appreciation Rights Plan. Incorporated by reference to Exhibit A to Registrant's definitive Proxy Statement filed on April 18, 1995 under cover of Schedule 14A.

                10(cc) Amendment No. 1 to the Joint Venture Agreement, dated as of April 17, 1995. Incorporated by ref-erence to Exhibit 10(c) to Registrant's Quarter-ly Report on Form 10-Q for the fiscal quarter ended March 31, 1995 (the "March 1995 Form 10-Q").

                10(dd) Agreement between Denny's, Inc. and Beau Rivage, dated as of March 31, 1995 (without exhibits). Incorporated by reference to Exhibit 10(d) to the March 1995 Form 10-Q.

                10(ee) Amended and Restated Lease, dated as of April 26, 1995, between MKB Company and Beau Rivage (without exhibits). Incorporated by reference to
                         Exhibit 10(e) to the March 1995 Form 10-Q.

                10(ff) Amendment No. 2 to the Victoria Partners Loan Agreement, dated as of June 30, 1995 (without exhibit). Incorporated by reference to Exhibit
                         10.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995 (the "June 1995 Form 10-Q").

                10(gg) Stock Purchase Agreement, dated July 24, 1995, among Registrant, Capital Gaming International, Inc. and Crescent City Capital Development Corporation (the "Stock Purchase Agreement"). Incorporated by reference to Exhibit 10.2 to the June 1995 Form 10-Q.

                10(hh) Amendment No. 3 to the Victoria Partners Loan Agreement, dated as of July 28, 1995. Incorpor-ated by reference to Exhibit 10.3 to the June 1995 Form 10-Q.

                10(ii) Amendment No. 2 to the Joint Venture Agreement, dated as of September 25, 1995. Incorporated by reference to Exhibit 10.4 to the September 1995 Form 10-Q.

                10(jj)* Employment Agreement, dated as of December 29, 1995, between Registrant and Thomas L. Sheer. Incorporated by reference to Exhibit 10(bbb) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "1995 Form 10-K").

                10(kk) Amendment No. 1 to the Stock Purchase Agreement, dated as of December 5, 1995. Incorporated by reference to Exhibit 10(ddd) to the 1995 Form 10-K.

                10(ll) Amendment No. 4 to the Victoria Partners Loan Agreement, dated as of October 16, 1995. Incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of Circus (Commission File No. 1-8570) for the fiscal quarter ended October 31, 1995.

                10(mm) Aircraft Purchase Agreement, dated as of November 21, 1995, between Aero Lloyd Flugreisen GmbH & Co. Luftverkehrs-KG and Golden Nugget Avi-ation Corp. (without schedules). Incorporated by reference to Exhibit 10(fff) to the 1995 Form 10-K.

                10(nn)* Executive Medical Reimbursement Plan. Incorpor-ated by reference to Exhibit 10(hhh) to the 1995 Form 10-K.

                10(oo) Issuing and Paying Agency Agreement, dated Novem-ber 13, 1995, between Registrant, MCH, TI Corp., Bellagio, GNLV and MH, as issuers, and BankAmerica National Trust Company, as issuing and paying agent (without exhibit). Incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K dated November 20, 1995 (the "November 1995 Form 8-K").

                10(pp) Form of Commercial Paper Note of Registrant, MCH, TI Corp., Bellagio, GNLV and MH. Incorporated by reference to Exhibit 4.2 to the November 1995 Form 8-K.

                10(qq) Commercial Paper Dealer Agreement, dated Novem-ber 13, 1995, between Registrant and CS First Boston Corporation (without exhibits). Incorpor-ated by reference to Exhibit 99.1 to the Novem-ber 1995 Form 8-K.

                10(rr) Commercial Paper Dealer Agreement, dated November 13, 1995, between Registrant and BA Securities, Inc. (without exhibits). Incorporated by ref-erence to Exhibit 99.2 to the November 1995 Form 8-K.

                10(ss) Commercial Paper Dealer Agreement, dated November 13, 1995, between Registrant and Morgan Stanley & Co. Incorporated (without exhibits). Incor-porated by reference to Exhibit 99.3 to the Nov-ember 1995 Form 8-K.

                10(tt) Amendment No. 3 to the Joint Venture Agreement, dated as of February 28, 1996. Incorporated by reference to Exhibit 10(nnn) to the 1995 Form 10-K.

                10(uu) Agreement, dated as of March 7, 1995, between Atlandia Design and Furnishings, Inc.("Atlandia") and Marnell Corrao Associates (without schedules). Incorporated by reference to Exhibit 10(ooo) to the 1995 Form 10-K.

                10(vv) An Agreement Between the City of Atlantic City and Mirage Resorts, Incorporated for the Develop-ment of the Huron North Redevelopment Area, dated May 3, 1996 (without exhibits). Incorporated by reference to Exhibit 10.1 to Registrant's Quar-terly Report on Form 10-Q for the fiscal quarter ended March 31, 1996 (the"March 1996 Form 10-Q").

                10(ww) Completion Guaranty by Registrant in favor of the City of Atlantic City, dated as of May 3, 1996. Incorporated by reference to Exhibit 10.2 to the March 1996 Form 10-Q.

                10(xx) Joint Venture Agreement of Stardust A.C., dated as of May 29, 1996, between MAC, CORP. and Grand K, Inc. (without exhibit). Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Boyd (Commission File No. 1-12168) dated June 7, 1996.

                10(yy) Letter agreement, dated May 30, 1996, between Registrant and Circus. Incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of Circus for the fiscal quarter ended April 30, 1996 (the "Circus April 1996 Form 10-Q").

                10(zz) Amendment No. 4 to the Joint Venture Agreement, dated as of May 29, 1996. Incorporated by reference to Exhibit 10(b) to the Circus April 1996 Form 10-Q.

                10(aaa) Amendment No. 5 to the Victoria Partners Loan Agreement, dated as of August 1, 1996. Incorpor-ated by reference to Exhibit 10(a) to the Quar-terly Report on Form 10-Q of Circus for the fiscal quarter ended July 31, 1996.

                10(bbb) Road Development Agreement, dated as of January 10, 1997, among Registrant, the State of New Jersey and South Jersey Transportation Authority (without schedules or exhibits), and Assignment and Assumption Agreement, dated as of January 10, 1997, between Registrant and Atlandia. Incorporated by reference to Exhibit 99 to Reg-istrant's Current Report on Form 8-K dated January 10, 1997.

                10(ccc)* Non-Qualified  Deferred  Compensation Plan, dated as of February 1, 1997.

                10(ddd)* Directors' Deferred  Fee Plan, dated as of Febru-
                         ary 1, 1997.

                10(eee)* First   Amendment   to   Non-Qualified   Deferred
                         Compensation Plan, dated February 28, 1997.

                10(fff)* First Amendment to Directors' Deferred Fee  Plan,
                         dated February 28, 1997.

                10(ggg) Amended and Restated Loan Agreement, dated as of March 7, 1997, among Registrant, the Banks named therein, BancAmerica Securities, Inc., CIBC Wood Gundy Securities Corp., J.P. Morgan Securities Inc. and Societe Generale, as Co-Arrangers, Bankers Trust Company, The Bank of New York, The Bank of Nova Scotia, Commerzbank Aktiengesellschaft, Credit Lyonnais, The Long-Term Credit Bank of Japan, Ltd., Los Angeles Agency, PNC Bank, National Association and West-deutsche Landesbank Girozentrale, as Co-Agents, Bank of America National Trust and Savings Association, as Administrative Agent, and Morgan Guaranty Trust Company of New York, as Documentation Agent (without schedules or exhibits).

                11 Computation of net income per share of common stock.

                21       List of subsidiaries of Registrant.

                23       Consent of Arthur Andersen LLP.

                27       Financial Data Schedule.

       ____________________
       *Constitutes  a  management   contract  or  compensatory   plan  or
       arrangement.

          (b).  REPORTS ON FORM 8-K.

                  The Registrant filed no reports on Form 8-K during the three-month period ended December 31, 1996.

                           MIRAGE RESORTS, INCORPORATED

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

       To the Directors and Stockholders
       of Mirage Resorts, Incorporated

          We have audited the accompanying consolidated balance sheets of Mirage Resorts, Incorporated (a Nevada corporation) and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 1996, 1995 and 1994. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mirage Resorts, Incorporated and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.

          Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule for the years ended December 31, 1996, 1995 and 1994 listed in Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

       Las Vegas, Nevada
       March 7, 1997

                                 MIRAGE RESORTS, INCORPORATED

                                 CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                           ASSETS

                                                                           AT DECEMBER 31
                                                                     ------------------------
                                                                         1996          1995
                                                                     ----------    ----------
CURRENT ASSETS
 Cash and cash equivalents.........................................   $   81,908    $   48,026
 Receivables, net of allowance for doubtful
  accounts of $38,674 and $47,161..................................       70,196        76,859
 Income tax refund receivable......................................       18,239             -
 Inventories.......................................................       27,554        25,601
 Deferred income taxes.............................................       18,784        42,553
 Prepaid expenses and other........................................       19,602        21,777
                                                                      ----------    ----------
          Total current assets.....................................      236,283       214,816
Property and equipment, net........................................    1,728,348     1,439,517
Other assets, net..................................................      178,859       137,380
                                                                      ----------    ----------
                                                                      $2,143,490    $1,791,713
                                                                      ==========    ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Trade accounts payable............................................   $   88,805    $   80,853
 Construction payables.............................................       31,489         3,978
 Accrued payroll...................................................       41,164        39,375
 Other accrued expenses............................................       56,554        49,630
 Current maturities of long-term debt..............................          453           515
                                                                      ----------    ----------
          Total current liabilities................................      218,465       174,351
Long-term debt, net of current maturities..........................      468,140       248,548
Other liabilities, including deferred income
 taxes of $155,076 and $148,615....................................      166,002       159,471
                                                                      ----------    ----------
          Total liabilities........................................      852,607       582,370
                                                                      ----------    ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Common stock, par value $0.004:  authorized 1,125,000,000
  shares; issued 235,147,650  shares; outstanding 178,335,915
  and 183,341,494 shares...........................................          940           940
 Additional paid-in capital and other..............................      725,240       710,816
 Retained earnings.................................................      856,215       650,170
 Treasury stock, at cost:  56,811,735 and 51,806,156 shares........     (291,512)     (152,583)
                                                                      ----------    ----------
          Total stockholders' equity...............................    1,290,883     1,209,343
                                                                      ----------    ----------
                                                                      $2,143,490    $1,791,713
                                                                      ==========    ==========

   The accompanying notes are an integral part of these consolidated financial statements.

                                 MIRAGE RESORTS, INCORPORATED

                               CONSOLIDATED STATEMENTS OF INCOME
                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    YEAR ENDED DECEMBER 31
                                                            ------------------------------------
                                                                1996         1995         1994
                                                            ----------   ----------   ----------
REVENUES
  Casino................................................... $  752,914   $  782,812   $  727,648
  Rooms....................................................    303,566      268,734      256,711
  Food and beverage........................................    224,430      208,943      206,128
  Entertainment............................................     94,361       87,478       71,198
  Retail...................................................     66,187       63,187       67,016
  Other....................................................     45,626       42,562       42,240
  Equity in earnings of Monte Carlo........................      9,273            -            -
                                                            ----------   ----------   ----------
                                                             1,496,357    1,453,716    1,370,941
  Less - promotional allowances............................   (128,813)    (122,972)    (116,764)
                                                            ----------   ----------   ----------
                                                             1,367,544    1,330,744    1,254,177
                                                            ----------   ----------   ----------
COSTS AND EXPENSES
  Casino...................................................    384,301      387,243      361,421
  Rooms....................................................     88,602       82,863       81,322
  Food and beverage........................................    142,549      136,868      136,925
  Entertainment............................................     75,507       73,107       63,139
  Retail...................................................     43,238       40,728       42,773
  Other....................................................     24,911       24,119       24,874
  Provision for losses on receivables......................     14,480       23,024       20,520
  General and administrative...............................    163,045      156,454      156,314
  Depreciation and amortization............................     86,661       86,223       93,441
  Corporate expense........................................     31,580       36,028       35,609
                                                            ----------   ----------    ---------
                                                             1,054,874    1,046,657    1,016,338
                                                            ----------   ----------   ----------
OPERATING INCOME...........................................    312,670      284,087      237,839
                                                            ----------   ----------   ----------

OTHER INCOME AND (EXPENSE)
  Interest cost............................................    (31,106)     (32,799)     (52,030)
  Interest capitalized.....................................     24,281        9,616        7,815
  Other, including interest income.........................     12,563        4,357        2,380
                                                            ----------   ----------   ----------
                                                                 5,738      (18,826)     (41,835)
                                                            ----------   ----------   ----------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM..........    318,408      265,261      196,004
  Provision for income taxes...............................   (112,363)     (95,313)     (71,265)
                                                            ----------   ----------   ----------
INCOME BEFORE EXTRAORDINARY ITEM...........................    206,045      169,948      124,739
  Extraordinary item - loss on early retirements
    of debt, net of applicable income tax benefit..........          -       (6,785)     (10,415)
                                                            ----------   ----------   ----------
NET INCOME................................................. $  206,045   $  163,163   $  114,324
                                                            ==========   ==========   ==========

INCOME PER SHARE OF COMMON STOCK
  Income before extraordinary item......................... $     1.06   $     0.88   $     0.66
  Extraordinary item - loss on early retirements
    of debt, net of applicable income tax benefit..........          -        (0.03)       (0.06)
                                                            ----------   ----------   ----------
NET INCOME PER SHARE OF COMMON STOCK....................... $     1.06   $     0.85   $     0.60
                                                            ==========   ==========   ==========

     The accompanying notes are an integral part of these consolidated financial statements.

                                               MIRAGE RESORTS, INCORPORATED

                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                  (DOLLARS IN THOUSANDS)

                                                  COMMON STOCK
                                             ---------------------    ADDITIONAL
                                                SHARES       PAR    PAID-IN CAPITAL   RETAINED     TREASURY
                                             OUTSTANDING    VALUE     AND OTHER       EARNINGS      STOCK           TOTAL
                                             -----------    -----   ---------------   --------     --------       ----------
BALANCES, JANUARY 1, 1994..................  181,213,216    $ 940      $695,587       $372,683     $(158,346)     $  910,864
  Exercise of common stock options.........      785,502        -           291              -         2,296           2,587
  Tax benefit from stock option
    exercises..............................            -        -         2,234              -             -           2,234
  Repurchases of common stock..............       (8,702)       -             -              -           (95)            (95)
  Other....................................        1,260        -         1,004              -             4           1,008
  Net income...............................            -        -             -        114,324             -         114,324
                                             -----------    -----      --------       --------     ---------      ----------

BALANCES, DECEMBER 31, 1994................  181,991,276      940       699,116        487,007      (156,141)      1,030,922
  Exercise of common stock options.........    1,146,500        -         1,889              -         3,352           5,241
  Tax benefit from stock option
    exercises..............................            -        -         4,217              -             -           4,217
  Repurchases of common stock..............      (31,576)       -             -              -          (482)           (482)
  Other....................................      235,294        -         5,594              -           688           6,282
  Net income...............................            -        -             -        163,163             -         163,163
                                             -----------    -----      --------       --------     ---------      ----------

BALANCES, DECEMBER 31, 1995................  183,341,494      940       710,816        650,170      (152,583)      1,209,343
  Exercise of common stock options.........    1,677,550        -         3,418              -         5,297           8,715
  Tax benefit from stock option
    exercises..............................            -        -        10,137              -             -          10,137
  Repurchases of common stock..............   (6,683,129)       -             -              -      (144,226)       (144,226)
  Other....................................            -        -           869              -             -             869
  Net income...............................            -        -             -        206,045             -         206,045
                                             -----------    -----      --------       --------     ---------      ----------
BALANCES, DECEMBER 31, 1996................  178,335,915    $ 940      $725,240       $856,215     $(291,512)     $1,290,883
                                             ===========    =====      ========       ========     =========      ==========

   The accompanying notes are an integral part of these consolidated financial statements.

                                      MIRAGE RESORTS, INCORPORATED

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (IN THOUSANDS)

                                                                               YEAR ENDED DECEMBER 31
                                                                        ----------------------------------
                                                                           1996         1995        1994
                                                                        ---------    ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income.........................................................   $ 206,045    $ 163,163   $ 114,324
  Adjustments to reconcile net income to net cash provided by operating activities
      Provision for losses on receivables............................      14,480       23,024      20,520
      Depreciation and amortization of property and equipment,
        including amounts reported as corporate expense..............      93,319       90,575      97,178
      Loss on disposal and abandonment of property and equipment.....       8,785        3,424      13,635
      Gain on sale of investment in Casino Iguazu....................      (8,006)           -           -
      Equity in undistributed earnings of Monte Carlo................      (9,273)           -           -
      Amortization of debt discount and issuance costs...............      14,514       13,172      13,280
      Loss on early retirements of debt..............................           -       10,439      16,024
      Deferred income taxes..........................................      30,230       43,568      29,135
      Changes in assets and liabilities
        Increase in receivables and other current assets.............     (25,834)     (42,794)    (11,775)
        Increase (decrease) in trade accounts payable and
          accrued expenses ..........................................      16,665       24,284      (9,831)
      Other .........................................................     (18,801)      (3,569)      4,271
                                                                        ---------    ---------   ---------
            Net cash provided by operating activities................     322,124      325,286     286,761
                                                                        ---------    ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures...............................................    (399,056)    (179,385)    (69,111)
  Increase (decrease) in construction payables.......................      27,511        1,447      (1,797)
  Joint venture and other equity investments.........................     (23,976)     (22,455)    (22,810)
  Proceeds from sale of investment in Casino Iguazu..................      12,500            -           -
  Proceeds from sales of other equity investments....................      18,127        8,249      21,321
  Other..............................................................      (8,719)      (6,280)        273
                                                                        ---------    ---------   ---------
            Net cash used for investing activities...................    (373,613)    (198,424)    (72,124)
                                                                        ---------    ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in bank credit facility and commercial
    paper borrowings.................................................     (41,882)      21,882       3,000
  Proceeds from issuance of 7-1/4% senior notes......................     247,387            -           -
  Early retirements of public debt...................................           -     (134,180)   (193,990)
  Other reductions in debt...........................................        (264)     (21,985)    (32,217)
  Repurchases of common stock........................................    (144,226)        (482)        (95)
  Exercise of common stock options, including related income
    tax benefit......................................................      18,852        9,458       4,821
  Other..............................................................       5,504         (671)     (6,476)
                                                                        ---------    ---------   ---------
            Net cash provided by (used for) financing activities.....      85,371     (125,978)   (224,957)
                                                                        ---------    ---------   ---------
CASH AND CASH EQUIVALENTS
  Increase (decrease) for the year...................................      33,882          884     (10,320)
  Balance, beginning of year.........................................      48,026       47,142      57,462
                                                                        ---------    ---------   ---------
  Balance, end of year...............................................   $  81,908    $  48,026   $  47,142
                                                                        =========    =========   =========

SUPPLEMENTAL CASH FLOW DISCLOSURES
  Cash paid during the year for
    Interest, net of amounts capitalized.............................   $       -    $  13,325   $  34,818
    Income taxes.....................................................      93,000       37,000      31,500
  Noncash investing activities
    Contribution of land in exchange for partnership interest........           -       23,170           -

   The accompanying notes are an integral part of these consolidated financial statements.

                            MIRAGE RESORTS, INCORPORATED

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

          NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            BASIS OF PRESENTATION. Mirage Resorts, Incorporated (the "Company"), a Nevada corporation, owns and operates some of the most successful casino-based entertainment resorts in the world. These resorts include The Mirage and Treasure Island on the Las Vegas Strip, the Golden Nugget in downtown Las Vegas and the Golden Nugget-Laughlin in Laughlin, Nevada. The Company is also a 50% partner in a joint venture that owns and operates the new Monte Carlo Resort & Casino ("Monte Carlo"), which opened June 21, 1996 on the Las Vegas Strip.

            The Company is currently constructing two additional wholly owned hotel-casino resorts. The more ambitious of these is Bellagio, an elegant 3,005-guest room luxury resort scheduled to be completed in the third quarter of 1998 on approximately 120 acres adjacent to Monte Carlo. Beau Rivage, a luxurious 1,777-guest room beachfront resort in Biloxi, Mississippi, is scheduled to be completed in the fourth quarter of 1998.

            PRINCIPLES   OF  CONSOLIDATION.    The  consolidated  financial
          statements  include  the   accounts  of  the   Company  and   its
          subsidiaries. All significant intercompany balances and transactions have been eliminated. Investments in 50% or less owned entities over which the Company has the ability to exercise significant influence, including joint ventures such as Monte Carlo, are accounted for using the equity method.

            CASINO REVENUES AND PROMOTIONAL ALLOWANCES. The Company recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. Revenues include the estimated retail value of rooms, food and beverage and other goods and services provided to customers on a complimentary basis as follows:

                                                     YEAR ENDED DECEMBER 31
                                                 -----------------------------
                                                   1996       1995       1994
                                                 --------   --------  --------
               Rooms............................ $ 55,125   $ 52,592  $ 49,900
               Food and beverage................   66,424     63,664    61,389
               Other............................    7,264      6,716     5,475
                                                 --------   --------  --------
                                                 $128,813   $122,972  $116,764
                                                 ========   ========  ========

             Such amounts are then deducted as promotional allowances. The estimated costs of providing these promotional allowances, totaling $88.3 million in 1996, $87.2 million in 1995 and $83.2 million in 1994, have been classified primarily as casino costs and expenses.
                                    -45-

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

            The Company extends credit to a limited number of casino patrons, but only following background checks and investigations of creditworthiness. At December 31, 1996, a substantial portion of the receivables was due from foreign customers. The collectibility of these receivables could be affected by future business or economic trends or other significant events in the countries in which such customers reside.

            The Company maintains an allowance for doubtful accounts to reduce its receivables to their carrying amount, which approximates fair value. Management believes that as of December 31, 1996, no significant concentrations of credit risk existed for which an allowance had not already been determined and recorded.

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

            CAPITALIZED INTEREST. Interest cost associated with major construction projects is capitalized. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using the weighted average cost of the Company's outstanding borrowings. The amount of interest capitalized in any accounting period cannot exceed the Company's total interest cost in such period. Capitalization of interest ceases when the project is substantially complete.

            PREOPENING COSTS. Preopening costs, representing primarily direct personnel and other costs incurred prior to the opening of a new hotel-casino, are capitalized as incurred and amortized to expense over the 60-day period following opening of the related facility.

            DEBT DISCOUNT AND ISSUANCE COSTS. Debt discount and issuance costs are capitalized and amortized to expense based on the terms of the related debt agreements using the effective interest method or a method which approximates the effective interest method.

            CORPORATE EXPENSE. Corporate expense represents unallocated payroll costs, professional fees, costs associated with operating and maintaining the Company's aircraft and various other expenses not directly related to operating the Company's hotel-casinos. Corporate expense includes the costs associated with the Company's evaluation and pursuit of new gaming opportunities. Such costs are expensed as incurred until construction of a project has become relatively certain.

            INCOME PER SHARE OF COMMON STOCK. Income per share of common stock is computed based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Common stock equivalents included in the computation consist of those shares issuable upon the assumed exercise of dilutive common stock options as determined under the treasury stock method. The number of shares used in the computation of income per share of common stock was 195,300,331 in 1996, 192,331,414 in 1995 and 189,390,072 in 1994.

            Fully diluted per share amounts are substantially the same as primary per share amounts for the periods presented.

            RECLASSIFICATIONS. Certain amounts in the 1995 and 1994 consolidated financial statements have been reclassified to conform with the 1996 presentation. These reclassifications had no effect on the Company's net income.

            USE OF ESTIMATES. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. Those principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates.

          NOTE 2 - PROPERTY AND EQUIPMENT

            Property and equipment consisted of the following:

                                                                               AT DECEMBER 31
                                                                         -------------------------
                                                                            1996           1995
                                                                         ----------     ----------
               Land...................................................... $  248,351     $  225,888
               Land improvements.........................................    118,934        117,258
               Buildings.................................................    918,936        888,402
               Furniture, fixtures and equipment.........................    680,877        597,254
               Construction in progress..................................    313,205         84,516
                                                                          ----------     ----------
                                                                           2,280,303      1,913,318
               Less accumulated depreciation.............................   (551,955)      (473,801)
                                                                          ----------     ----------
                                                                          $1,728,348     $1,439,517
                                                                          ==========     ==========

          NOTE 3 - LONG-TERM DEBT

            Long-term debt consisted of the following:

                                                                               AT DECEMBER 31
                                                                          -------------------------
                                                                            1996           1995
                                                                          ----------     ----------
               Zero coupon first mortgage notes (effective interest rate
                 of 11%), due March 1998................................. $  116,699     $  104,700
               9-1/4% senior subordinated notes, due March 2003..........    100,000        100,000
               7-1/4% senior notes, due October 2006, net of
                 unamortized original issue discount of $323.............    249,677              -
               Revolving bank credit facility............................          -         25,000
               Commercial paper..........................................          -         16,882
               Other notes bearing interest at rates between 7% and 12%
                 at December 31, 1996, maturities to September 2007......      2,217          2,481
                                                                          ----------     ----------
                                                                             468,593        249,063
               Less current maturities...................................       (453)          (515)
                                                                          ----------     ----------
                                                                          $  468,140     $  248,548
                                                                          ==========     ==========

            The zero coupon first mortgage notes were issued in March 1988 by GNS FINANCE CORP. ("Finance"), a wholly owned subsidiary of the Company. The notes are collateralized by first liens on The Mirage and Treasure Island and are guaranteed by The Mirage operating subsidiary. The notes are shown in the above table at their accreted value rather than their face amount, as the holders of the notes are not entitled to the face amount upon default or other accelerated maturity, but only to the accreted value. The unamortized debt discount was $16.3 million and $28.3 million at December 31, 1996 and 1995, respectively.

            The 9-1/4% senior subordinated notes were issued by Finance in March 1993. The notes are guaranteed by The Mirage operating subsidiary and are redeemable at the option of Finance, in whole or in part, on or after March 15, 1998 at prices set forth in the indenture.

            The 7-1/4% notes were issued by the Company in October 1996 pursuant to a shelf registration statement filed with the Securities and Exchange Commission in June 1996. The shelf registration statement allows the Company to issue up to $500 million of debt or equity securities or any combination thereof. The notes are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to the greater of (i) 100% of the principal amount or (ii) the sum of the present values of the remaining scheduled interest and principal payments discounted to the date of redemption on a semiannual basis at the Adjusted Treasury Rate (as defined), plus, in either case, accrued interest to the redemption date.

            On March 7, 1997, the Company's $1 billion revolving bank credit facility maturing in May 1999 was amended to increase the total availability to $1.75 billion and extend the maturity to March 2002 (as so amended, the "Facility"). Under certain circumstances, the Facility can be increased to $2 billion. Borrowings under the Facility are uncollateralized and bear interest, at the Company's option, at the prime rate or at a specified premium over the one-, two-, three- or six-month London Interbank Offered Rate. The premium is based on the rating of the Company's 7-1/4% notes and is currently 0.35%. Alternatively, the Company may request interest rate bids from the participating banks. The Company incurs an annual commitment fee on the unused portion of the Facility, which is also based on the rating of the 7-1/4% notes. The commitment fee is currently 0.125%.

            The loan agreement governing the Facility contains a covenant that the Company will not permit its Leverage Ratio (as defined) to exceed a specified amount. The loan agreement also contains a covenant that limits the ability of the Company and its subsidiaries, prior to the opening of Bellagio, to pay dividends on or repurchase the Company's capital stock, make capital expenditures (other than maintenance capital expenditures and capital expenditures for the completion of Bellagio and Beau Rivage) and acquisitions or invest in less-than-majority-owned new business ventures. At March 7, 1997, the loan agreement limited such expenditures made subsequent to December 31, 1996 to an aggregate of $500 million. Such amount will increase by 50% of the Company's cumulative consolidated net income subsequent to December 31, 1996 plus cash proceeds received by the Company from any future issuances of its capital stock. The loan agreement provides that, with certain limited exceptions, the Company and its subsidiaries will not further encumber their assets or dis-pose of their Core Assets (as defined).

            The Company currently has a commercial paper program that provides for the issuance, on a revolving basis, of up to $350 million outstanding principal amount of uncollateralized short-term notes. The Company is required to maintain credit availability under the Facility equal to the outstanding principal amount of commercial paper borrowings.

            Borrowings under the Facility and commercial paper are classified as long-term debt because management intends to replace such borrowings as they come due and to have such borrowings outstanding for a period greater than one year. However, the amount of outstanding borrowings is expected to fluctuate and may be reduced from time to time.

            During the years ended December 31, 1995 and 1994, the Company retired, prior to scheduled maturities, certain publicly held debt securities issued by its wholly owned subsidiaries and associated with The Mirage and Treasure Island. The debt securities and respective principal amounts retired, and the resulting aggregate extraordinary losses, were as follows:

                                                         YEAR ENDED DECEMBER 31
                                                        ------------------------
                                                          1995            1994
                                                        --------        --------
             DEBT SECURITIES RETIRED
               9-7/8% first mortgage notes............. $125,991        $174,009
               Zero coupon first mortgage notes(a).....        -          10,320
                                                        --------        --------
                   Total principal amount.............. $125,991        $184,329
                                                        ========        ========

             EXTRAORDINARY LOSS
               Gross extraordinary loss................ $(10,439)       $(13,028)
               Income tax benefit......................    3,654           4,560
                                                        --------        --------
                   Net extraordinary loss.............. $ (6,785)       $ (8,468)
                                                        ========        ========

             ---------------
             (a) Represents the accreted value of the notes on the date of
                 retirement.     The face  amount of the notes retired was
                 $15.0 million.

            During 1994, the Company incurred an additional extraordinary loss of $1.9 million, net of applicable income tax benefit of $1.0 million, in connection with the write-off of the unamortized costs associated with a previous bank credit facility.

            At December 31, 1996, maturities of the Company's long-term debt during the next five years totaled $134.3 million. Most of this amount represents the March 1998 maturity of the $133.0 million face amount of zero coupon first mortgage notes.

            The estimated fair value of the Company's long-term debt at December 31, 1996 was approximately $485 million, versus its book value of approximately $469 million. At December 31, 1995, the estimated fair value of the Company's long-term debt was approximately $268 million, versus its book value of approximately $249 million. The estimated fair value amounts were based on quoted market prices on or about December 31, 1996 and 1995 for the Company's debt securities that are traded. For the debt securities that are not traded, fair value was based on estimated discounted cash flows using current rates offered to the Company for debt securities having the same remaining maturities.

          NOTE 4 - INCOME TAXES

            The   provision  for  income  taxes   for  financial  reporting
          purposes consisted of the following:

                                                             YEAR ENDED DECEMBER 31
                                                           --------------------------
                                                             1996      1995     1994
                                                           --------  -------  -------
               Income from continuing operations.......... $112,363  $95,313  $71,265
               Tax benefit from extraordinary losses
                 on early retirements of debt.............        -   (3,654)  (5,609)
                                                           --------  -------  -------
                                                           $112,363  $91,659  $65,656
                                                           ========  =======  =======

            The provision for income taxes attributable to income from continuing operations consisted of the following:

                                                             YEAR ENDED DECEMBER 31
                                                           --------------------------
                                                             1996      1995     1994
                                                           -------   -------  -------
               CURRENT
                Federal ................................. $ 82,165   $51,564  $39,538
                State ...................................       38       (33)     188
                                                           -------   -------  -------
                                                            82,203    51,531   39,726
               DEFERRED
                Federal .................................   30,160    43,782   31,539
                                                          --------   -------  -------
                                                          $112,363   $95,313  $71,265
                                                          ========   =======  =======

            There were no significant differences between the federal income tax statutory rate and the Company's effective tax rate for the years ended December 31, 1996, 1995 and 1994.

            The Internal Revenue Service has completed examinations of the Company's federal income tax returns for the years 1991 and 1992 and an examination of the years 1993 and 1994 is currently in process. A number of adjustments have been proposed but no settlement has been reached. In the opinion of management, any tax liability arising from these examinations will not have a material adverse effect on the Company's financial position or results of operations.

            The components of the deferred tax liability consisted of the following:

                                                                           AT DECEMBER 31
                                                                        --------------------
                                                                          1996        1995
                                                                        ---------   --------
               DEFERRED TAX LIABILITIES
                Temporary differences related to property and
                  equipment...........................................  $146,496   $ 143,234
                Other temporary differences...........................    20,968      19,199
                                                                        --------    --------
                    Gross deferred tax liabilities....................   167,464     162,433
                                                                        --------    --------
               DEFERRED TAX ASSETS
                Provision for losses on receivables...................    13,536      16,506
                Accrued vacation pay..................................     5,117       4,803
                Other temporary differences...........................    12,519      15,456
                Tax credits...........................................         -      19,606
                                                                        --------    --------
                    Gross deferred tax assets.........................    31,172      56,371
                                                                        --------    --------
                    Net deferred tax liabilities......................  $136,292    $106,062
                                                                        ========    ========

          NOTE 5 - EMPLOYEE BENEFIT PLANS

            Employees of the Company who are members of various unions are covered by union-sponsored, collectively bargained, multi-employer health and welfare and defined benefit pension plans. The Company recorded an expense of $26.5 million in 1996, $29.8 million in 1995 and $25.7 million in 1994 under such plans. Sufficient information is not available from the plans' sponsors to permit the Company to determine its share of unfunded vested benefits, if any.

            The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees. The plan allows employees to defer up to the lesser of the Internal Revenue Code-prescribed maximum amount or 15% of their income on a pre-tax basis through contributions to the plan. The Company matches, within prescribed limits, 50% of eligible employees' contributions up to 4% of their individual earnings. The Company recorded charges for matching contributions of $4.0 million in 1996, $3.5 million in 1995 and $2.6 million in 1994.

            The Company also has deferred compensation agreements with certain of its key executives. Benefits payable under the agreements represent unfunded and unsecured liabilities of the Company, and the present value of such benefits is being charged ratably to expense over the respective vesting period of each executive. The Company recorded total expense of $1.6 million in 1996, $2.3 million in 1995 and $2.8 million in 1994 for these agreements. The total liability for the agreements at December 31, 1996 and 1995 was $9.9 million and $9.5 million, respectively.

          NOTE 6 - COMMITMENTS AND CONTINGENCIES

            LEASES. The Company leases real estate and various equipment under operating lease arrangements. Certain real estate leases provide for escalation of rent based upon a specified price index. Future minimum payments for lease commitments in effect at December 31, 1996 total $35.2 million. Of this amount, $10.2 million is payable during the five-year period subsequent to December 31, 1996. Aggregate rent expense was $4.2 million in 1996, $3.6 million in 1995 and $3.2 million in 1994.

            ENTERTAINMENT SERVICES. The Company has entered into two agreements for major productions appearing in the showrooms at The Mirage and Treasure Island. These agreements expire in 2001 and 2004, respectively. Under the terms of the agreements, the Company is required to pay the producers of the shows a total of approximately $28 million per year and a percentage of show revenues in excess of a specified amount or a percentage of show profits. Such payments are contingent upon the actual performance of shows and under certain conditions, including failure of the respective show to achieve specified financial results, the Company may terminate the agreements without material financial obligation. The producers are responsible for paying the talent and most other costs of presenting the shows. The Company made payments pursuant to the agreements totaling approximately $49.6 million in 1996, $46.7 million in 1995 and $46.8 million in 1994.

            LITIGATION. The Company is a party to various legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company's financial position or results of operations.

          NOTE 7 - STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

            At December 31, 1996, the Company had in effect various fixed stock option plans under which options are granted to employees and directors of the Company. Options granted under the plans have an exercise price equal to the market price of the Company's common stock on the date of grant and a term of 10 years. Options granted under the plans generally become exercisable either ratably over, or on a single date, three to five years from the date of grant. In 1995, a total of seven million options were granted to certain executives of the Company that become exercisable approximately 10 years from the date of grant. Certain of the plans also permit the granting of stock appreciation rights ("SARs"). At December 31, 1996, no SARs had been granted under the plans.

            Summarized information for the stock option plans is as follows:

                                                                 YEAR ENDED DECEMBER 31
                                  ------------------------------------------------------------------------------------
                                             1996                         1995                        1994
                                  --------------------------   --------------------------  ---------------------------
                                                WEIGHTED-                     WEIGHTED-                    WEIGHTED-
                                                 AVERAGE                       AVERAGE                      AVERAGE
                                   OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE
                                  ----------  --------------   ----------  --------------  ----------   --------------
Outstanding at beginning
  of year.......................  35,490,500     $ 8.99        25,258,668     $ 5.70       26,026,670      $ 5.60
Granted.........................   1,130,000      18.73        11,570,000      15.93          105,000       10.95
Exercised.......................  (1,677,550)      5.19        (1,146,500)      4.57         (785,502)       3.29
Terminated......................    (100,000)     16.31          (191,668)      6.59          (87,500)       5.13
                                  ----------                   ----------                  ----------
Outstanding at end of year......  34,842,950       9.47        35,490,500       8.99       25,258,668        5.70
                                  ==========                   ==========                  ==========

Options exercisable at end
  of year.......................  18,564,450     $ 5.98        18,353,500     $ 5.11       14,753,332      $ 5.57
Options and SARs available for
  grant at end of year..........   3,667,168                    4,712,168                  10,090,500

            The following table summarizes information about stock options outstanding at December 31, 1996:

                              OPTIONS OUTSTANDING                                            OPTIONS EXERCISABLE
---------------------------------------------------------------------------------       ------------------------------
                                                   WEIGHTED-
                                                    AVERAGE
    RANGE OF                                       REMAINING          WEIGHTED-                           WEIGHTED-
    EXERCISE                        NUMBER        CONTRACTUAL          AVERAGE             NUMBER          AVERAGE
     PRICES                      OUTSTANDING          LIFE         EXERCISE PRICE       EXERCISABLE     EXERCISE PRICE
----------------                 -----------      -----------      --------------       -----------     --------------
$ 1.80 to $ 5.98................  12,982,950       4.9 years           $ 4.68           10,545,450          $ 4.71
  6.55 to  12.00................  10,072,000       6.2                   7.59            7,387,000            6.94
 13.56 to  16.75................  11,138,000       8.6                  16.08              632,000           15.93
 18.69 to  24.50................     650,000       9.4                  21.06                    -               -
                                  ----------                                            ----------
                                  34,842,950       6.5                   9.47           18,564,450            5.98
                                  ==========                                            ==========

             In 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 - Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123 is effective for fiscal years beginning after December 15, 1995 and provides, among other things, that companies may elect to account for employee stock options using a fair value-based method or continue to apply the intrinsic value-based method prescribed by Accounting Principal Board Opinion No. 25 ("APB 25").

             Under the fair value-based method prescribed by SFAS 123, all employee stock option grants are considered compensatory. Compensation cost is measured at the date of grant based on the estimated fair value of the options determined using an option pricing model. The model takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the stock, expected dividends on the stock and the risk-free interest rate over the expected life of the option. Under APB 25, generally only stock options that have intrinsic value at the date of grant are considered compen-satory. Intrinsic value represents the excess, if any, of the market price of the stock at the grant date over the exercise price of the options. Under both methods, compensation cost is charged to earnings over the period the options become exercisable.

             As permitted by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method for employee stock options. Accordingly, no material compensation cost has been recognized.

             The following table discloses the Company's pro forma net income and net income per share assuming compensation cost for employee stock options had been determined using the fair value-based method prescribed by SFAS 123. The table also discloses the weighted-average assumptions used in estimating the fair value of each option grant on the date of grant using the Black-Scholes option pricing model, and the estimated weighted-average fair value of the options granted. The model assumes no expected future dividend payments on the Company's common stock for the options granted in both 1996 and 1995.

                                                            YEAR ENDED DECEMBER 31
                                                            ----------------------
                                                                1996         1995
                                                             --------     --------
            INCOME BEFORE EXTRAORDINARY ITEM
              As reported .................................  $206,045     $169,948
              Pro forma ...................................   196,428      166,651
            NET INCOME
              As reported .................................  $206,045     $163,163
              Pro forma ...................................   196,428      159,866
            INCOME PER SHARE BEFORE EXTRAORDINARY ITEM
              As reported .................................  $   1.06     $   0.88
              Pro forma ...................................      1.01         0.87
            NET INCOME PER SHARE
              As reported .................................  $   1.06     $   0.85
              Pro forma ...................................      1.01         0.83
            WEIGHTED-AVERAGE ASSUMPTIONS
              Expected stock price volatility..............     35.90%       41.29%
              Risk-free interest rate .....................      5.92%        6.64%
              Expected option lives .......................  5.1 years    8.6 years
              Estimated fair value of options granted......  $   8.65     $   9.57
            WEIGHTED-AVERAGE VESTING PERIOD OF OPTIONS
              GRANTED......................................  3.8 years    7.7 years

            Because the accounting method prescribed by SFAS 123 is not applicable to options granted prior to January 1, 1995, the compensation cost reflected in the pro forma amounts shown above may not be representative of that to be expected in future years.

          NOTE 8 - CAPITAL STOCK

            On May 23, 1996, the Board of Directors declared a two-for-one split of the Company's common stock. The additional shares were distributed on July 1, 1996 to holders of record on June 17, 1996. All references to share and per share data herein have been adjusted retroactively to give effect to the stock split.

            In July 1994, the Company's Board of Directors approved a program to repurchase up to 10,000,000 shares of the Company's common stock from time to time in the open market. At December 31, 1996, 6,692,900 shares had been repurchased pursuant to this program. The timing and amount of future share repurchases, if any, will depend on various factors, including market conditions, available alternative investments and the Company's financial position.

            The Company's articles of incorporation authorize 5,000,000 shares of preferred stock, none of which has been issued.

          NOTE 9 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                               FIRST      SECOND      THIRD       FOURTH        TOTAL
                                             --------    --------    --------    --------    ----------
          1996
          Gross revenues...................  $408,668    $343,183    $370,825    $373,681    $1,496,357
          Promotional allowances...........   (34,460)    (30,531)    (32,273)    (31,549)     (128,813)
          Net revenues.....................   374,208     312,652     338,552     342,132     1,367,544
          Operating income.................    98,124      59,318      75,975      79,253       312,670
          Other income (expense), net......     4,381       3,745        (990)     (1,398)        5,738
          Net income.......................    64,587      40,599      48,736      52,123       206,045
          Net income per share.............       .33         .21         .25         .27          1.06

          1995
          Gross revenues...................  $383,413    $326,699    $366,739    $376,865    $1,453,716
          Promotional allowances...........   (30,475)    (27,569)    (31,586)    (33,342)     (122,972)
          Net revenues.....................   352,938     299,130     335,153     343,523     1,330,744
          Operating income.................    85,557      50,317      73,125      75,088       284,087
          Other expense, net...............    (4,367)     (5,793)     (3,039)     (5,627)      (18,826)
          Income before extraordinary item.    51,661      28,618      45,195      44,474       169,948
          Extraordinary loss on early
           retirement of debt..............    (6,785)          -           -           -        (6,785)
          Net income.......................    44,876      28,618      45,195      44,474       163,163
          Income per share before
           extraordinary item..............       .27         .15         .23         .23           .88
          Extraordinary loss per share.....      (.03)          -           -           -          (.03)
          Net income per share.............       .24         .15         .23         .23           .85

                                     SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MIRAGE RESORTS, INCORPORATED


                                           By:  STEPHEN A. WYNN
                                                --------------------------
                                                Stephen  A. Wynn,  Chairman
                                                of the Board, President and
                                                Chief Executive Officer

          Dated:  March 31, 1997

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                        Title                              Date
     ---------                        -----                              ----

  STEPHEN A. WYNN        Chairman of the Board, President and       March 31, 1997
-------------------      Chief Executive Officer (Principal
  Stephen A. Wynn        Executive Officer)



  DANIEL R. LEE          Senior Vice President - Finance and        March 31, 1997
-------------------      Development, Chief Financial Officer
  Daniel R. Lee          and Treasurer (Principal Financial
                         and Accounting Officer)


 ELAINE P. WYNN          Director                                   March 31, 1997
-------------------
 Elaine P. Wynn



  GEORGE J. MASON        Director                                   March 31, 1997
-------------------
  George J. Mason



MELVIN B. WOLZINGER      Director                                   March 31, 1997
-------------------
Melvin B. Wolzinger



 RONALD M. POPEIL        Director                                   March 31, 1997
-------------------
 Ronald M. Popeil



-------------------      Director                                   March   , 1997
 Daniel B. Wayson



 RICHARD D. BRONSON      Director                                   March 31, 1997
-------------------
 Richard D. Bronson

                                                                                                      SCHEDULE II

                                MIRAGE RESORTS, INCORPORATED AND SUBSIDIARIES

                                      VALUATION AND QUALIFYING ACCOUNTS
                                               (IN THOUSANDS)

                                                                        ADDITIONS
                                                               ---------------------------
                                                  BALANCE AT   CHARGED TO      CHARGED                    BALANCE
                                                  BEGINNING    COSTS AND      TO OTHER      DEDUCTIONS    AT END
          DESCRIPTION                              OF YEAR      EXPENSES      ACCOUNTS (a)     (b)        OF YEAR
          -----------                             ----------   ----------     ------------  ----------    -------
          Allowance for doubtful accounts
            Year Ended December 31, 1996.......... $47,161       $14,480       $1,447         $24,414      $38,674
            Year Ended December 31, 1995.......... $37,937       $23,024       $1,423         $15,223      $47,161
            Year Ended December 31, 1994.......... $26,876       $20,520       $1,314         $10,773      $37,937
          ---------------

          (a) Recoveries of accounts previously charged off.
          (b) Accounts charged off.