Form 10-Q
period 1997-03-31
MIRAGE RESORTS INC
filed 1997-05-15
CIK 42246

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________  to ______________

Commission File No. 1-6697

                   Mirage Resorts, Incorporated
________________________________________________________________
     (Exact name of Registrant as specified in its charter)

           Nevada                                 88-0058016
________________________________________________________________
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)


    3400 Las Vegas Boulevard South, Las Vegas, Nevada  89109
________________________________________________________________
       (Address of principal executive offices - Zip Code)

                         (702) 791-7111
________________________________________________________________
      (Registrant's telephone number, including area code)

________________________________________________________________
 (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __X___ NO ______

     Indicate the  number of shares outstanding of each  of  the issuer's  classes of common stock, as of the latest  practicable
date.   Common  stock,  $0.004  par  value,  178,636,683  shares
outstanding as of May 9, 1997.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited condensed consolidated financial information as of March 31, 1997 and for the three-month periods ended March 31, 1997 and 1996 included in this report was reviewed by Arthur Andersen LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.

         REVIEW REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
         -----------------------------------------------


To the Directors and Stockholders
of Mirage Resorts, Incorporated



We have reviewed the accompanying condensed consolidated balance sheet of Mirage Resorts, Incorporated (a Nevada corporation) and subsidiaries (the "Company") as of March 31, 1997, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1997 and 1996. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Mirage Resorts, Incorporated and subsidiaries as of December 31, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein), and, in our report dated March 7, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet of Mirage Resorts, Incorporated and subsidiaries as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                            ARTHUR ANDERSEN LLP


Las Vegas, Nevada
May 12, 1997

                       MIRAGE RESORTS, INCORPORATED

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                  ASSETS

                                              At March 31,    At December 31,
                                                  1997             1996
                                              ____________   ________________
                                               (Unaudited)
Current assets
 Cash and cash equivalents..................   $    84,305      $    81,908
 Receivables, net of allowance for
  doubtful accounts of $40,670 and $38,674..        59,681           70,196
 Inventories................................        27,204           27,554
 Prepaid expenses and other.................        36,939           56,625
                                               ------------     ------------
            Total current assets............       208,129          236,283
Property and equipment, net of accumulated
 depreciation of $574,265 and $551,955......     1,893,472        1,728,348

Other assets, net...........................       192,346          178,859
                                               ------------     ------------
                                               $ 2,293,947      $ 2,143,490
                                               ============     ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable...........................   $    94,718      $   120,294
 Accrued expenses...........................       107,880           97,718
 Current maturities of long-term debt.......           182              453
                                               ------------     ------------
            Total current liabilities.......       202,780          218,465

Long-term debt, net of current maturities...       570,668          468,140
Other liabilities, including deferred income
 taxes of $160,080 and $155,076.............       172,042          166,002
                                               ------------     ------------
            Total liabilities...............       945,490          852,607
                                               ------------     ------------
Commitments and contingencies

Stockholders' equity
 Common stock:  178,631 and 178,336 shares
  outstanding...............................           940              940
 Additional paid-in capital.................       727,607          725,240
 Retained earnings..........................       910,679          856,215
 Treasury stock, at cost:  56,517 and
  56,812 shares.............................      (290,769)        (291,512)
                                               ------------     ------------
            Total stockholders' equity......     1,348,457        1,290,883
                                               ------------     ------------
                                               $ 2,293,947      $ 2,143,490
                                               ============     ============
          See notes to condensed consolidated financial statements.

                       MIRAGE RESORTS, INCORPORATED

          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                  (In thousands, except per share amounts)

                                                Three months ended March 31
                                                ----------------------------
                                                    1997             1996
                                                -----------       ----------
Gross revenues..............................    $  394,399        $ 408,668
Less - promotional allowances...............       (32,360)         (34,460)
                                                -----------       ----------
                                                   362,039          374,208
                                                -----------       ----------
Costs and expenses
 Casino-hotel operations....................       202,918          208,252
 General and administrative.................        38,416           37,990
 Depreciation and amortization..............        21,356           22,143
 Corporate expense..........................         8,612            7,699
                                                -----------       ----------
                                                   271,302          276,084
                                                -----------       ----------
Operating income............................        90,737           98,124
                                                -----------       ----------
Other income (expense)
 Interest cost..............................       (12,726)          (6,720)
 Interest capitalized.......................         9,565            4,024
 Other, including interest income...........           144            7,077
                                                -----------       ----------
                                                    (3,017)           4,381
                                                -----------       ----------
Income before income taxes and extraordinary
 item......................................         87,720          102,505
Provision for income taxes.................         31,031           37,918
                                                -----------       ----------
Income before extraordinary item...........         56,689           64,587
Extraordinary item - loss on early
 retirement of debt, net of applicable
 income tax benefit........................         (2,225)               -
                                                -----------       ----------
Net income.................................     $   54,464        $  64,587
                                                ===========       ==========
Income per share of common stock
 Income before extraordinary item..........     $     0.30        $    0.33
 Extraordinary item - loss on early
  retirement of debt, net of applicable
  income tax benefit.......................          (0.01)               -
                                                -----------       ----------
Net income per share of common stock.......     $     0.29        $    0.33
                                                ===========       ==========
          See notes to condensed consolidated financial statements.

                       MIRAGE RESORTS, INCORPORATED

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                              (In thousands)

                                                Three months ended March 31
                                                ----------------------------
                                                    1997             1996
                                                -----------       ----------
Cash flows from operating activities
 Net income................................     $   54,464        $  64,587
 Adjustments to reconcile net income to net
  cash provided by operating activities
   Provision for losses on receivables.....          2,695            6,043
   Depreciation and amortization of property
    and equipment, including amounts
    reported as corporate expense..........         23,665           23,579
   (Gain) loss on property transactions....         (3,542)             799
   Equity in undistributed earnings of
    Monte Carlo............................         (7,408)               -
   Gain on sale of investment in Casino
    Iguazu.................................              -           (8,006)
   Amortization of debt discount and
    issuance costs.........................          3,741            3,496
   Loss on early retirement of debt........          3,422                -
   Deferred income taxes...................          4,337           15,528
   Changes in working capital pertaining to
    operating activities
     (Increase) decrease in receivables and
      other current assets.................         28,523          (18,392)
     Decrease in trade accounts payable and
      accrued expenses.....................        (23,743)          (7,400)
   Other...................................            (61)             (55)
            Net cash provided by operating      -----------       ----------
             activities....................         86,093           80,179
                                                -----------       ----------

Cash flows from investing activities
 Capital expenditures......................       (192,149)         (55,810)
 Increase in construction payables.........          8,329            2,389
 Proceeds from sale of investment in
  Casino Iguazu............................              -           12,500
 Other.....................................            106           (2,593)
            Net cash used for investing         -----------       ----------
             activities....................       (183,714)         (43,514)
                                                -----------       ----------
Cash flows from financing activities
 Net increase (decrease) in bank credit
  facility and commercial paper borrowings.         99,317          (41,882)
 Exercise of common stock options,
  including related income tax benefit.....          3,918            8,200
 Other.....................................         (3,217)            (201)
            Net cash provided by (used for)     -----------       ----------
             financing activities..........        100,018          (33,883)
                                                -----------       ----------
Cash and cash equivalents
 Increase for the period...................          2,397            2,782
 Balance, beginning of period..............         81,908           48,026
                                                -----------       ----------
 Balance, end of period....................     $   84,305        $  50,808
                                                ===========       ==========
          See notes to condensed consolidated financial statements.

                  MIRAGE RESORTS, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 1 - COMPANY DESCRIPTION AND BASIS OF PRESENTATION

Mirage Resorts, Incorporated (the "Company') owns and operates some of the most successful casino-based entertainment resorts in the world. These resorts include The Mirage and Treasure Island on the Las Vegas Strip, the Golden Nugget in downtown Las Vegas and the Golden Nugget-Laughlin in Laughlin, Nevada. The Company is also a 50% partner in a joint venture that owns and operates the Monte Carlo Resort & Casino ("Monte Carlo"), which opened June 21, 1996 on the Las Vegas Strip.

The Company is currently constructing two additional wholly owned hotel-casino resorts. Bellagio, an elegant 3,005-guest room luxury resort, is being constructed on approximately 120 acres adjacent to Monte Carlo on the Las Vegas Strip. Beau Rivage, a luxurious 1,777-guest room beachfront resort, is being constructed on approximately 21 acres in Biloxi, Mississippi. Both resorts are scheduled to be completed in 1998 - Bellagio in the third quarter and Beau Rivage in the fourth quarter.

The accompanying condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the Company's 1996 Annual Report on Form 10-K (the "1996 Annual Report") and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report. The Condensed Consolidated Balance Sheet at December 31, 1996 contained herein was derived from audited financial statements, but does not include all disclosures included in the 1996 Annual Report and applicable under generally accepted accounting principles.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been included. The results for the 1997 interim period are not necessarily indicative of expected results for the full year.

Certain amounts in the 1996 condensed consolidated financial statements have been reclassified to conform with the 1997 presentation. These reclassifications had no effect on the Company's net income.

NOTE 2 - BANK CREDIT FACILITY AMENDMENT

On March 7, 1997, the Company's $1 billion revolving bank credit facility was amended to increase the total availability to $1.75 billion and extend the maturity date from May 1999 to March 2002. Under certain circumstances, the facility can be further increased to $2 billion. The amendment also reduced the Company's borrowing cost and eliminated or relaxed many of the bank facility's financial covenants.

In many respects, the amended bank facility is tantamount to a new facility. As a result, the Company wrote off the unamortized up front costs and fees associated with the original $1 billion facility, resulting in an extraordinary charge of $2.2 million, net of applicable income tax benefits of $1.2 million.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Comparison  of  Operating  Results for the  Three-Month  Periods
Ended March 31, 1997 and 1996

Financial Highlights

                                                Three months ended March 31
                                                ----------------------------
                                                    1997             1996
                                                -----------       ----------
                                               (Dollars in thousands, except
                                                per share and room rate
                                                amounts)

Gross revenues
 The Mirage................................     $  217,002        $ 227,238
 Treasure Island...........................        101,314          105,009
 Golden Nugget.............................         52,777           59,681
 Golden Nugget-Laughlin....................         15,898           16,740
                                                -----------       ----------
                                                   386,991          408,668
 Equity in earnings of Monte Carlo.........          7,408                -
                                                -----------       ----------
                                                $  394,399        $ 408,668
                                                ===========       ==========
Net revenues
 The Mirage................................     $  198,674        $ 207,487
 Treasure Island...........................         94,020           96,959
 Golden Nugget.............................         47,748           54,668
 Golden Nugget-Laughlin....................         14,189           15,094
                                                -----------       ----------
                                                   354,631          374,208
 Equity in earnings of Monte Carlo.........          7,408                -
                                                -----------       ----------
                                                $  362,039        $ 374,208
                                                ===========       ==========
Operating profit
 The Mirage................................     $   59,136        $  62,812
 Treasure Island...........................         22,529           25,884
 Golden Nugget.............................          8,269           14,461
 Golden Nugget-Laughlin....................          2,007            2,666
                                                -----------       ----------
                                                    91,941          105,823
Equity in earnings of Monte Carlo..........          7,408                -
Corporate expense..........................         (8,612)          (7,699)
                                                -----------       ----------
                                                $   90,737        $  98,124
                                                ===========       ==========
Operating margin (operating profit/net revenues)
 The Mirage................................          29.8%            30.3%
 Treasure Island...........................          24.0%            26.7%
 Golden Nugget.............................          17.3%            26.5%
 Golden Nugget-Laughlin....................          14.1%            17.7%
 Company-wide (before Monte Carlo and
  corporate expense).......................          25.9%            28.3%

Income before extraordinary item...........     $   56,689        $  64,587
Net income.................................     $   54,464        $  64,587
Income per share before extraordinary item.     $     0.30        $    0.33
Net income per share.......................     $     0.29        $    0.33

Other information (excluding Monte Carlo)
 Company-wide table games win percentage...          20.0%            21.5%
 Company-wide occupancy of standard guest
  rooms....................................          99.4%            99.3%
 Average standard guest room rate (a)......     $       93        $      92
____________________________________________________________________________
(a) Cash rate (i.e., excluding complimentary accommodations) at the
    Company's Las Vegas hotels.

The  1997  first  quarter was the second  best  quarter  in  the
Company's history, nearly equaling the previous record set in the first quarter of 1996. Earnings per share before an extraordinary charge were $0.30, versus $0.33 in the 1996 first quarter. Earnings in both quarters included non-recurring items. The 1997 quarter included a gain of $3.6 million ($2.4 million, or $0.01 per share, after tax) related to the sale and exchange of land in Las Vegas. The 1996 first quarter included a gain of $8.0 million ($5.2 million, or $0.03 per share, after tax) associated with the sale of the Company's interest in a small casino located near Iguazu Falls, Argentina. As discussed in
Note 2 of Notes to Condensed Consolidated Financial Statements, during the 1997 first quarter the Company also incurred a $2.2 million, or $0.01 per share, extraordinary charge associated with amending and increasing its revolving bank credit facility.

The Company's four wholly owned resorts performed very well during the 1997 first quarter, albeit against difficult comparisons with the record results of the prior-year period. These strong results were achieved despite increased competition and a decline in the table games win percentage. The Company-wide table games win percentage was 20.0%, versus 21.5% during the 1996 first quarter. By comparison, for the full years 1995 and 1996, the Company-wide table games win percentage was 20.2% and 19.3%, respectively.

Excluding baccarat revenues in both quarters, combined net revenues at the Company's wholly owned resorts were relatively flat. Company-wide standard guest room occupancy was above 99% in both periods, while the average standard room rate was essentially unchanged.

The Mirage reported net revenues of $198.7 million - one of the strongest quarters in its seven years of operation. During the first quarter of 1996, The Mirage benefited from an above-
average level of baccarat play with a significantly above-average win percentage. The 1997 quarter also experienced a strong level of baccarat play, but with a more normal win percentage. Excluding baccarat revenues in both periods, The Mirage's net revenues rose by 3% over the strong results of the prior-year quarter. Occupancy of The Mirage's standard guest rooms was over 99% during both quarters.

Treasure Island also had a strong 1997 first quarter, producing net revenues of $94.0 million and operating income of $22.5 million. These results were achieved despite the closure of a nearby casino in July 1996, the openings of additional mid-market competitors over the past year and construction underway on several improvements to the resort. These improvements include a new hotel lobby, a new Italian restaurant and lounge, additional retail space and a modest amount of additional gaming area. The construction will be completed in stages, beginning in July, at a total cost of approximately $25 million.

The Golden Nugget in downtown Las Vegas had a particularly tough comparison with the 1996 first quarter, which was the first full quarter of operation of the Fremont Street Experience. The 1997 quarter was also affected by the refurbishment of 1,382 of the facility's guest rooms. This $22 million refurbishment project was completed in late April and resulted in approximately 15% fewer available room nights in the 1997 first quarter versus the prior-year period. The resulting reduction in room revenues primarily led to a $2.4 million, or 13%, decline in net non-casino revenues. The reduction in the number of in-house guests also adversely impacted table games and slot play, contributing to a $4.5 million, or 13%, decline in casino revenues.

The Laughlin market continues to feel the effects of additional competition from neighboring casinos on Arizona and California Indian reservations, as well as the new resorts in Las Vegas. As a result, both gaming and non-gaming volume at the Company's small Golden Nugget property were lower in the 1997 first quarter, accounting for the decline in its revenues and profitability.

The  1997  quarter benefited from the Company's 50% interest  in the earnings of Monte Carlo. This new facility continues to perform extremely well, producing gross revenues of $66.3 million and operating income of $18.5 million during the 1997 first quarter. Hotel room occupancy remained firm at 96%. The average room rate climbed to almost $79, versus $72 achieved during slightly over six months of operation in 1996. These strong results are particularly notable given the early first quarter opening of a major neighboring competitor. After deducting net interest expense, this unconsolidated joint venture contributed $7.4 million to the Company's 1997 first quarter operating income. Such amount is included in "Gross revenues" in the accompanying Condensed Consolidated Statements of Income.

Interest cost and interest capitalized each rose significantly over the 1996 first quarter. These increases primarily reflect funding for the Bellagio and Beau Rivage projects, as well as additional borrowings in the second half of 1996 resulting from repurchases of the Company's common stock.

CAPITAL RESOURCES, CAPITAL SPENDING AND LIQUIDITY

During the 1997 first quarter, the Company's growing capital expenditure requirements were funded principally by operating cash flow and bank credit facility and commercial paper borrowings. Net cash provided by operating activities (as shown in the accompanying Condensed Consolidated Statements of Cash

Flows) was $86.1 million, up $5.9 million, or 7%, from the  1996 first quarter.

Capital expenditures during the 1997 quarter totaled $192.1 million. A significant portion of this amount relates to the construction of Bellagio and Beau Rivage. Including land, capitalized interest and preopening costs, Bellagio is expected to cost approximately $1.4 billion and Beau Rivage is expected to cost approximately $550 million. At March 31, 1997, the Company had incurred approximately $444 million associated with Bellagio and approximately $92 million associated with Beau Rivage. During the 1997 first quarter, the Company also acquired approximately $13 million of additional fine art to be displayed in Bellagio.

The Company's capital spending will increase further should it proceed with its planned development of a casino-based destination resort in Atlantic City, New Jersey. The Company and the City of Atlantic City have entered into a redevelopment agreement providing for the City to convey 150 acres located in the Marina area of Atlantic City to the Company in exchange for the Company agreeing to develop a casino-based destination resort on the site and undertaking certain other obligations. Closing under the agreement requires the satisfaction of a number of conditions. One such condition is the construction of certain major road improvements designed to improve access to the Marina area. The Company has entered into an agreement with the New Jersey Department of Transportation and South Jersey Transportation Authority with respect to the construction and joint funding of the road improvements. Selection of a contractor to design and build the road improvements will be determined by public bidding, and construction of the improvements will not proceed unless one or more bids within the available budget are submitted. Bids for the project are expected to be submitted by July 1997. On May 2, 1997, the Company filed applications for various permits necessary for development of a 2,000-guest room hotel-casino that would occupy a portion of the 150-acre site.

The required permits for the hotel-casino and the permits and bids for the road improvement project have not yet been received. The Company also has not yet submitted its plans for the hotel-casino to potential contractors. Furthermore, an existing Atlantic City hotel-casino operator and others have filed various lawsuits which seek to prevent construction of the road improvements and closing under the redevelopment agreement, thereby preventing the Company from developing a hotel-casino on the Marina site. As a result of the foregoing factors, there can be no assurance as to the timing, cost or certainty of construction by the Company in Atlantic City.

At year-end 1996, the Company had no bank credit facility or commercial paper borrowings outstanding. As discussed previously, on March 7, 1997, the availability under the Company's $1 billion bank credit facility was increased to $1.75 billion and the maturity date was extended from May 1999 to March 2002. During the 1997 first quarter, capital expenditure requirements exceeded the Company's operating cash flow, requiring net bank credit facility and commercial paper borrowings of $99.3 million, leaving approximately $1.65 billion available.

Management believes that existing cash balances, operating cash flow and available borrowings under the bank credit facility will provide the Company with sufficient resources to meet its existing debt obligations and foreseeable capital expenditure requirements, including those relating to the development of Bellagio and Beau Rivage and potential development in Atlantic City.

RECENTLY ISSUED ACCOUNTING STATEMENT

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 - Earnings Per Share ("SFAS 128"). SFAS 128 is effective for periods ending after December 15, 1997 and replaces currently reported earnings per share with "basic," or undiluted, earnings per share and "diluted" earnings per share. Undiluted earnings per share is computed by dividing reported earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially dilutive securities such as stock options. Diluted earnings per share is similar to earnings per share currently reported by the Company, but includes the potential dilution of stock options that become exercisable more than five years from the date of the financial statements.

The Company will adopt the provisions of SFAS 128 in its 1997 annual financial statements and all previously reported earnings per share amounts will be restated. The following table discloses the Company's pro forma earnings per share for the three-month periods ended March 31, 1997 and 1996 as determined in accordance with SFAS 128.

                                                Three months ended March 31
                                                ----------------------------
                                                   1997             1996
                                                ----------        ----------
Income per share before
 extraordinary item
  As reported..............................       $ 0.30            $ 0.33
  Pro forma
   Undiluted...............................         0.32              0.35
   Diluted.................................         0.30              0.33

Net income per share
  As reported..............................       $ 0.29            $ 0.33
  Pro forma
   Undiluted...............................         0.31              0.35
   Diluted.................................         0.28              0.33

CERTAIN FORWARD-LOOKING STATEMENTS

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

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     11  Mirage  Resorts,  Incorporated  -  Computation  of  Net
         Income Per Share of Common Stock for the three-month periods ended March 31, 1997 and 1996.

     15 Letter from independent public accountants acknowledg-ing awareness of the use of their report dated May 12, 1997 in the Registrant's registration statements.

     27  Financial Data Schedule.

(b)  Reports on Form 8-K.

         On January 21, 1997, the Registrant filed a Current Report on Form 8-K, dated January 10, 1997. The Registrant reported under Item 5 that it had entered into a Road Development Agreement with the State of
         New Jersey, acting through the Department of Transportation, and South Jersey Transportation Authority.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Mirage Resorts, Incorporated



May 14, 1997                        By: DANIEL R. LEE
--------------                          ------------------------
    Date                                Daniel R. Lee
                                        Senior Vice President  -
                                        Finance and Development,
                                        Chief Financial  Officer
                                        and Treasurer (Principal
                                        Financial Officer)