Form 10-Q
period 1997-06-30
MIRAGE RESORTS INC
filed 1997-08-14
CIK 42246

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT  PURSUANT  TO  SECTION 13 OR 15(d)  OF  THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                OR

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------
Commission File No. 1-6697

                    Mirage Resorts, Incorporated
-----------------------------------------------------------------
      (Exact name of Registrant as specified in its charter)

          Nevada                               88-0058016
----------------------------      ------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification
 incorporation or organization)    No.)

     3400 Las Vegas Boulevard South, Las Vegas, Nevada  89109
-----------------------------------------------------------------
        (Address of principal executive offices - Zip Code)

                         (702) 791-7111
-----------------------------------------------------------------
      (Registrant's telephone number, including area code)

-----------------------------------------------------------------
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common stock, $0.004 par value, 178,811,461 shares outstanding as of August 13, 1997.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited condensed consolidated financial information as of June 30, 1997 and for the three-month and six-month periods ended June 30, 1997 and 1996 included in this report was reviewed by
Arthur Andersen LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.

         REVIEW REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
         -----------------------------------------------


To the Directors and Stockholders
of Mirage Resorts, Incorporated


We have reviewed the accompanying condensed consolidated balance sheet of Mirage Resorts, Incorporated (a Nevada corporation) and subsidiaries (the "Company") as of June 30, 1997, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1997 and 1996 and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 1997 and 1996. These condensed consolidated financial statements are the responsibility of the Company's management.

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



                                ARTHUR ANDERSEN LLP



Las Vegas, Nevada
August 11, 1997

CONDENSED CONSOLIDATED                                           MIRAGE RESORTS, INCORPORATED
BALANCE SHEETS
---------------------------------------------------------------------------------------------
                                                               At June 30,    At December 31,
                                                                      1997               1996
---------------------------------------------------------------------------------------------
(In thousands)                                                 (Unaudited)
ASSETS

Current assets
  Cash and cash equivalents                                     $   88,268         $   81,908
  Receivables, net of allowance for doubtful accounts
    of $43,684 and $38,674                                          67,526             70,196
  Inventories                                                       26,668             27,554
  Prepaid expenses and other                                        49,962             56,625
---------------------------------------------------------------------------------------------
          Total current assets                                     232,424            236,283
Property and equipment, net of accumulated depreciation
  of $594,623 and $551,955                                       2,026,246          1,685,689
Other assets, net                                                  324,884            221,518
---------------------------------------------------------------------------------------------
                                                                $2,583,554         $2,143,490
=============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                              $  103,169         $  120,294
  Accrued expenses                                                  90,399             97,718
  Current maturities of long-term debt                                 160                453
---------------------------------------------------------------------------------------------
          Total current liabilities                                193,728            218,465
Long-term debt, net of current maturities                          823,544            468,140
Other liabilities, including deferred income taxes of
  $152,960 and $155,076                                            165,288            166,002
---------------------------------------------------------------------------------------------
          Total liabilities                                      1,182,560            852,607
---------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity
  Common stock:  178,773 and 178,336 shares outstanding                940                940
  Additional paid-in capital                                       730,534            725,240
  Retained earnings                                                959,580            856,215
  Treasury stock, at cost:  56,375 and 56,812 shares              (290,060)          (291,512)
---------------------------------------------------------------------------------------------
          Total stockholders' equity                             1,400,994          1,290,883
---------------------------------------------------------------------------------------------
                                                                $2,583,554         $2,143,490
=============================================================================================
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED                                           MIRAGE RESORTS, INCORPORATED
STATEMENTS OF INCOME (UNAUDITED)
---------------------------------------------------------------------------------------------
                                                   Three Months              Six Months
                                              ---------------------     ---------------------
For the periods ended June 30                   1997         1996         1997         1996
---------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
Gross revenues                                $373,757     $343,183     $768,156     $751,851
Less - promotional allowances                  (29,396)     (30,531)     (61,756)     (64,991)
---------------------------------------------------------------------------------------------
                                               344,361      312,652      706,400      686,860
---------------------------------------------------------------------------------------------
Costs and expenses
  Casino-hotel operations                      198,847      187,548      401,765      395,800
  General and administrative                    39,956       37,484       78,372       75,474
  Depreciation and amortization                 22,018       22,223       43,374       44,366
  Corporate expense                              6,703        6,079       15,315       13,778
---------------------------------------------------------------------------------------------
                                               267,524      253,334      538,826      529,418
---------------------------------------------------------------------------------------------
Operating income                                76,837       59,318      167,574      157,442
---------------------------------------------------------------------------------------------
Other income (expense)
  Interest cost                                (14,477)      (6,501)     (27,203)     (13,221)
  Interest capitalized                          11,934        5,905       21,499        9,929
  Other, including interest income               1,364        4,341        1,508       11,418
---------------------------------------------------------------------------------------------
                                                (1,179)       3,745       (4,196)       8,126
---------------------------------------------------------------------------------------------
Income before income taxes and
  extraordinary item                            75,658       63,063      163,378      165,568
Provision for income taxes                      26,757       22,464       57,788       60,382
---------------------------------------------------------------------------------------------
Income before extraordinary item                48,901       40,599      105,590      105,186
Extraordinary item - loss on early
  retirement of debt, net of applicable
  income tax benefit                                 -            -       (2,225)           -
---------------------------------------------------------------------------------------------
Net income                                    $ 48,901     $ 40,599     $103,365     $105,186
=============================================================================================
Income per share of common stock
  Income before extraordinary item            $   0.26     $   0.21     $   0.55     $   0.54
  Extraordinary item - loss on early
    retirement of debt, net of applicable
    income tax benefit                               -            -        (0.01)           -
---------------------------------------------------------------------------------------------
Net income per share of common stock          $   0.26     $   0.21     $   0.54     $   0.54
=============================================================================================
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED                                               MIRAGE RESORTS, INCORPORATED
STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------------------------
Six months ended June 30                                                       1997          1996
-------------------------------------------------------------------------------------------------
(In thousands)
Cash flows from operating activities
  Net income                                                              $ 103,365     $ 105,186
  Adjustments to reconcile net income to net cash provided
    by operating activities
      Provision for losses on receivables                                     7,284         9,860
      Depreciation and amortization of property and equipment,
        including amounts reported as corporate expense                      47,312        47,291
      Equity in (undistributed earnings) loss of Monte Carlo                (16,160)        5,168
      Gain on sale of investment in Casino Iguazu                                 -        (8,006)
      Amortization of debt discount and issuance costs                        7,289         7,070
      Loss on early retirement of debt                                        3,422             -
      Changes in working capital pertaining to operating activities
        (Increase) decrease in receivables and other current assets           4,681        (4,940)
        Decrease in trade accounts payable and accrued expenses             (43,962)      (31,234)
      Other                                                                  (5,563)          301
-------------------------------------------------------------------------------------------------
               Net cash provided by operating activities                    107,668       130,696
-------------------------------------------------------------------------------------------------

Cash flows from investing activities
  Capital expenditures                                                     (391,731)     (113,607)
  Increase in construction payables                                          19,518         8,440
  Joint venture and other equity investments                                   (526)      (23,513)
  Proceeds from sale of investment in Casino Iguazu                               -        12,500
  Proceeds from sale of other equity investments                                  -        18,127
  Acquisition of fine art inventory                                         (69,671)            -
  Other                                                                     (11,774)       (4,235)
-------------------------------------------------------------------------------------------------
               Net cash used for investing activities                      (454,184)     (102,288)
-------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Net increase (decrease) in bank credit facility and commercial
    paper borrowings                                                        348,915       (41,882)
  Exercise of common stock options, including related income
    tax benefit                                                               5,546        14,227
  Other                                                                      (1,585)         (329)
-------------------------------------------------------------------------------------------------
               Net cash provided by (used for) financing activities         352,876       (27,984)
-------------------------------------------------------------------------------------------------

Cash and cash equivalents
  Increase for the period                                                     6,360           424
  Balance, beginning of period                                               81,908        48,026
-------------------------------------------------------------------------------------------------
  Balance, end of period                                                  $  88,268     $  48,450
=================================================================================================
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONDENSED CONSOLIDATED      MIRAGE RESORTS, INCORPORATED
FINANCIAL STATEMENTS (UNAUDITED)
-----------------------------------------------------------------

NOTE 1 - COMPANY DESCRIPTION AND BASIS OF PRESENTATION

Mirage Resorts, Incorporated (the "Company"), through wholly owned subsidiaries, owns and operates some of the most success-ful casino-based entertainment resorts in the world. These resorts include The Mirage and Treasure Island on the Las Vegas Strip, the Golden Nugget in downtown Las Vegas and the Golden Nugget-Laughlin in Laughlin, Nevada. The Company is also a 50% partner in a joint venture that owns and operates the Monte Carlo Resort & Casino ("Monte Carlo"), which opened June 21, 1996 on the Las Vegas Strip.

The Company is currently constructing two additional wholly owned hotel-casino resorts. Bellagio, an elegant 3,005-guest room luxury resort, is being constructed on approximately 118 acres adjacent to Monte Carlo on the Las Vegas Strip. Beau Rivage, a luxurious 1,780-guest room beachfront resort, is being constructed on approximately 21 acres in Biloxi, Mississippi. Both resorts are scheduled to be completed in 1998 - Bellagio in the third quarter and Beau Rivage in the fourth quarter.

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

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been included. The results for the 1997 interim periods are not necessarily indicative of expected results for the full year.

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

In many respects, the amended bank facility is tantamount to a new facility. As a result, the Company wrote off the unamortized up-front costs and fees associated with the original $1 billion facility, resulting in an extraordinary charge of $2.2 million, net of applicable income tax benefit of $1.2 million.

NOTE 3 - ISSUANCE OF LONG-TERM DEBT

On August  5, 1997,  the Company  issued $200  million  principal amount of 6 3/4% unsecured notes due August 1, 2007 and $100 million principal amount of 7 1/4% unsecured debentures due August 1, 2017. The net proceeds from the offering of approx-imately $296.2 million are expected to be used to repay a portion of the Company's outstanding bank credit facility and commercial paper borrowings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED
JUNE 30, 1997 AND 1996

FINANCIAL HIGHLIGHTS

Three months ended June 30                                    1997            1996
----------------------------------------------------------------------------------
(Dollars in thousands, except per share and room rate amounts)
Gross revenues
  The Mirage                                              $202,159        $178,381
  Treasure Island                                           97,890         100,379
  Golden Nugget                                             49,801          54,628
  Golden Nugget-Laughlin                                    15,155          14,963
----------------------------------------------------------------------------------
                                                           365,005         348,351
  Equity in earnings (loss) of Monte Carlo                   8,752          (5,168)
----------------------------------------------------------------------------------
                                                          $373,757        $343,183
----------------------------------------------------------------------------------

Net revenues
  The Mirage                                              $185,750        $161,195
  Treasure Island                                           90,999          93,202
  Golden Nugget                                             45,372          49,978
  Golden Nugget-Laughlin                                    13,488          13,445
----------------------------------------------------------------------------------
                                                           335,609         317,820
  Equity in earnings (loss) of Monte Carlo                   8,752          (5,168)
----------------------------------------------------------------------------------
                                                          $344,361        $312,652
----------------------------------------------------------------------------------

Operating profit
  The Mirage                                              $ 47,116        $ 35,442
  Treasure Island                                           19,670          22,510
  Golden Nugget                                              6,545          11,100
  Golden Nugget-Laughlin                                     1,457           1,513
----------------------------------------------------------------------------------
                                                            74,788          70,565
  Equity in earnings (loss) of Monte Carlo                   8,752          (5,168)
  Corporate expense                                         (6,703)         (6,079)
----------------------------------------------------------------------------------
                                                          $ 76,837        $ 59,318
----------------------------------------------------------------------------------

Operating margin (operating profit/net revenues)
  The Mirage                                                 25.4%           22.0%
  Treasure Island                                            21.6%           24.2%
  Golden Nugget                                              14.4%           22.2%
  Golden Nugget-Laughlin                                     10.8%           11.3%
  Company-wide (before Monte Carlo and corporate expense)    22.3%           22.2%
----------------------------------------------------------------------------------
Net income                                                $ 48,901        $ 40,599
Net income per share                                      $   0.26        $   0.21
----------------------------------------------------------------------------------

Other information (excluding Monte Carlo)
  Company-wide table games win percentage                    20.1%           16.0%
  Company-wide occupancy of standard guest rooms             99.0%           99.6%
  Average standard guest room rate (a)                    $     95        $     92
----------------------------------------------------------------------------------
(a)  Cash rate (i.e., excluding complimentary accommodations) at the Company's
     Las Vegas hotels.

The  Company reported  1997 second  quarter net  income of  $48.9 million, or $0.26 per share, a 20% increase over the $40.6 million, or $0.21 per share, reported in the second quarter of 1996. The Company has now achieved year-over-year earnings increases in 13 of the past 14 quarters. Revenues, net of promotional allowances, totaled $344.4 million, an increase of 10% over the $312.7 million reported in the 1996 second quarter. Operating income grew by 30% to $76.8 million, versus $59.3 million in the prior-year period.

The Company-wide table games win percentage during the 1997 second quarter was a relatively normal 20.1%, versus the unusually low 16.0% recorded in the prior-year period. The 1996 second quarter benefited from a $4.5 million gain on the sale of investment securities, but was impacted by a $5.6 million charge reflecting the Company's share of Monte Carlo's preopening costs. There were no such non-recurring items in the 1997 quarter.

The 1997 second quarter results were achieved against the backdrop of increased competition in the Las Vegas market. According to the Las Vegas Convention and Visitors Authority, during the period January through May 1997, the number of Las Vegas visitors rose by approximately 5% over the same 1996 period. Meanwhile, the number of available guest rooms in Las Vegas increased by almost 12%. As a result, city-wide hotel room occupancy rates declined. Management believes that this trend continued during June.

The Company, however, focuses on operating superior, "must see" properties and has been less affected by the city-wide trend. In the 1997 second quarter, Company-wide standard guest room occupancy remained very high (99.0%, versus 99.6% in the 1996 second quarter) and the average standard room rate at the Company's Las Vegas hotels rose to $95, compared to $92 in the prior-year period.

The earnings improvement during the 1997 second quarter was led by the Company's flagship resort, The Mirage, which achieved a $24.6 million, or 15%, increase in net revenues and an $11.7 million, or 33%, increase in operating income. Casino revenues at The Mirage increased by 24%, as a result of higher activity levels and an increase in the table games win percentage. The Mirage's net non-casino revenues rose by 6%, reflecting stable hotel room occupancy, higher average room rates and the continued success of Siegfried & Roy.

Treasure Island performed well during the quarter, amidst competitive market conditions and ongoing construction of a new hotel lobby and other amenities. Its net revenues of $91.0 million and operating income of $19.7 million during the 1997 second quarter nearly equaled the strong $93.2 million and $22.5 million reported in the 1996 second quarter. The ongoing construction has temporarily reduced the number of slot machines offered at Treasure Island, with an average of approximately 6% fewer slot machines available for play compared with the 1996 period. This contributed to a 7% decline in casino revenues. Net non-casino revenues were up slightly over the 1996 second quarter, primarily resulting from an increase in the average ticket price for Mystere. Room revenues also showed a small improvement, reflecting stable occupancy and a higher average room rate. The new hotel lobby opened in early August and is scheduled to be followed by a new Italian restaurant and other new features in the third and fourth quarters.

The downtown Las Vegas market has been particularly impacted by the additional competition on the Las Vegas Strip. Net revenues and operating income at the Golden Nugget were each down by approximately $4.6 million versus the 1996 second quarter. The Golden Nugget has also been impacted during 1997 by the refurbishment of its 1,382-room south hotel tower, which was completed in late April.

During the 1997 second quarter, Monte Carlo produced net revenues of $63.6 million and operating income of $19.3 million. Monte Carlo's 1997 second quarter operating income represents its highest quarterly operating income since opening on June 21, 1996. After deducting net interest expense, this 50%-owned joint venture resort contributed $8.8 million to the Company's pretax income during the 1997 quarter.

The Company's interest cost rose to $14.5 million in the quarter, reflecting the ongoing construction of Bellagio and Beau Rivage, as well as borrowings for share repurchases completed principally in the second half of 1996. The Company capitalized $11.9 million of such interest cost during the quarter relating to the construction in progress.

COMPARISON OF OPERATING RESULTS FOR THE SIX-MONTH PERIODS ENDED
JUNE 30, 1997 AND 1996

FINANCIAL HIGHLIGHTS

Six months ended June 30                                         1997            1996
-------------------------------------------------------------------------------------
(Dollars in thousands, except per share and room rate amounts)
Gross revenues
  The Mirage                                                 $419,161        $405,619
  Treasure Island                                             199,204         205,388
  Golden Nugget                                               102,578         114,309
  Golden Nugget-Laughlin                                       31,053          31,703
-------------------------------------------------------------------------------------
                                                              751,996         757,019
  Equity in earnings (loss) of Monte Carlo                     16,160          (5,168)
-------------------------------------------------------------------------------------
                                                             $768,156        $751,851
-------------------------------------------------------------------------------------

Net revenues
  The Mirage                                                 $384,424        $368,682
  Treasure Island                                             185,019         190,161
  Golden Nugget                                                93,120         104,646
  Golden Nugget-Laughlin                                       27,677          28,539
-------------------------------------------------------------------------------------
                                                              690,240         692,028
  Equity in earnings (loss) of Monte Carlo                     16,160          (5,168)
-------------------------------------------------------------------------------------
                                                             $706,400        $686,860
-------------------------------------------------------------------------------------

Operating profit
  The Mirage                                                 $106,252        $ 98,254
  Treasure Island                                              42,199          48,394
  Golden Nugget                                                14,814          25,561
  Golden Nugget-Laughlin                                        3,464           4,179
-------------------------------------------------------------------------------------
                                                              166,729         176,388
  Equity in earnings (loss) of Monte Carlo                     16,160          (5,168)
  Corporate expense                                           (15,315)        (13,778)
-------------------------------------------------------------------------------------
                                                             $167,574        $157,442
-------------------------------------------------------------------------------------

Operating margin (operating profit/net revenues)
  The Mirage                                                    27.6%           26.7%
  Treasure Island                                               22.8%           25.4%
  Golden Nugget                                                 15.9%           24.4%
  Golden Nugget-Laughlin                                        12.5%           14.6%
  Company-wide (before Monte Carlo and corporate expense)       24.2%           25.5%
-------------------------------------------------------------------------------------
Income before extraordinary item                             $105,590        $105,186
Net income                                                   $103,365        $105,186
-------------------------------------------------------------------------------------
Income per share before extraordinary item                   $   0.55        $   0.54
Net income per share                                         $   0.54        $   0.54
-------------------------------------------------------------------------------------

Other information (excluding Monte Carlo)
  Company-wide table games win percentage                       20.0%           19.0%
  Company-wide occupancy of standard guest rooms                99.2%           99.5%
  Average standard guest room rate (a)                       $     94        $     92
-------------------------------------------------------------------------------------
(a)  Cash rate (i.e., excluding complimentary accommodations) at the Company's
     Las Vegas hotels.

The Company's income before extraordinary item increased slightly over the first half of 1996 to $105.6 million, or $0.55 per share, versus $105.2 million, or $0.54 per share. After deducting an extraordinary charge of $2.2 million, or $0.01 per share, associated with amending and increasing the Company's bank credit facility, net income in the 1997 period was $103.4 million, or $0.54 per share. There were no extraordinary items recorded in the prior-year period. Earnings in the 1996 period did, however, include a non-recurring gain of $8.0 million ($5.2 million, or $0.03 per share, after tax) associated with the sale of the Company's interest in a small casino located near Iguazu Falls, Argentina. The 1997 period also included a non-recurring gain of $3.6 million ($2.4 million, or $0.01 per share, after tax) related to the sale and exchange of land in Las Vegas.

The average standard room rate at the Company's wholly owned Las Vegas hotels increased over the 1996 six-month period and average occupancy remained above 99%. This is particularly notable given the increase in city-wide room inventory. The Company-wide table games win percentage during the first half of 1997 was up slightly over the prior-year period, 20.0% versus 19.0%.

The 1997 period benefited from an entire six months of operations of Monte Carlo. For the first six months of 1997, Monte Carlo generated net revenues of $126.6 million and operating income of $37.8 million. After deducting net interest expense and the joint venture partner's 50% share, Monte Carlo contributed $16.2 million to the Company's pretax income during the first half of 1997. Monte Carlo was open for only 10 days during the 1996 period, and the write-off of the facility's preopening costs resulted in a $5.2 million charge to the Company's pretax income.

The Mirage achieved strong earnings improvement during the first six months of 1997. Net revenues grew by $15.7 million, or 4%, and operating income increased by $8.0 million, or 8%. The improvement in revenues was broadly distributed. Casino revenues grew by $7.1 million, or 3%, principally due to an increase in the table games win percentage. Entertainment revenues increased by 8% over the 1996 period, reflecting additional performances by Siegfried & Roy as well as an increase in the average ticket price for the show. Food and beverage and room revenues also increased over the prior-year period.

The construction disruptions and additional competition discussed previously impacted operations at Treasure Island and the Golden Nugget throughout the first six months of 1997. The decrease in net revenues and operating income at Treasure Island principally reflects a 10% decline in slot revenues. Treasure Island's net non-casino revenues increased slightly over the prior-year period, primarily reflecting a 7% increase in entertainment revenues resulting from an increase in the average ticket price for Mystere. Room revenues at Treasure Island also showed a small improvement, reflecting stable occupancy at a higher average daily room rate. Standard guest room occupancy was in excess of 99% during both six-month periods.

Most of the additional competition in the Las Vegas market reflects additional capacity on the Strip. This includes the early 1997 first quarter opening of a major new resort as well as significant room additions by a number of large Strip competitors. The Golden Nugget, as mentioned, was also impacted by the refurbishment of its south tower guest rooms, which resulted in a 9% decline in the number of available room nights in the first half of 1997. As a result, casino and net non-casino revenues at the Golden Nugget were down 12% and 10%, respectively, versus the 1996 six-month period.

The Laughlin market has been impacted in recent years by additional competition from new casinos on Arizona and California Indian reservations, as well as the new resorts in Las Vegas. Operating comparisons at the Company's small Golden Nugget-Laughlin property, however, improved in the second quarter as compared to previous quarterly comparisons. Net revenues and operating income were nearly equal to those of the 1996 period. By comparison, net revenues and operating income during the first quarter were down 6% and 25%, respectively, versus the first quarter of 1996.

The factors discussed previously in comparing the three-month periods had a similar effect on the Company's net interest expense when comparing the six-month periods.

CAPITAL SPENDING, CAPITAL RESOURCES AND LIQUIDITY

The Company's capital spending has increased significantly with the ongoing construction of Bellagio and Beau Rivage. Capital expenditures during the first half of 1997 totaled $391.7 million, versus $113.6 million during the first six months of 1996. Including land, capitalized interest and preopening costs, Bellagio is expected to cost approximately $1.5 billion and Beau Rivage is expected to cost approximately $550 million. Of such amounts, the Company had incurred approximately $582 million associated with Bellagio and approximately $140 million associated with Beau Rivage at June 30, 1997. During the 1997 six-month period, the Company also acquired $69.7 million of additional fine art for display and resale at Bellagio.

The Company's capital spending will increase further should it proceed with its planned development of a casino-based destination resort in Atlantic City, New Jersey. The Company and the City of Atlantic City have entered into a redevelopment agreement providing for the City to convey 150 acres located in the Marina area of Atlantic City to the Company in exchange for the Company agreeing to develop a casino-based destination resort on the site and undertaking certain other obligations. Closing under the agreement requires the satisfaction of a number of conditions. One such condition is the construction of certain major road improvements designed to improve access to the Marina area. The Company has entered into a road development agreement with the New Jersey Department of Transportation and South Jersey

Transportation Authority with respect to the construction and joint funding of the road improvements, although details of the funding have not been finalized. Selection of a contractor to design and build the road improvements is being determined by public bidding. On July 8, 1997, bids were submitted and the apparent low bid was within the budget provided in the road development agreement. On May 2, 1997, the Company filed applications for various permits necessary for development of a 2,000-room hotel-casino that would occupy a portion of the 150-acre site.

The required permits for the hotel-casino and the road improvement project have not yet been received. The Company also has not yet submitted its plans for the hotel-casino to potential contractors. Furthermore, an existing Atlantic City hotel-casino operator and others have filed various lawsuits which seek to prevent construction of the road improvements and closing under the redevelopment agreement, thereby preventing the Company from developing a hotel-casino on the Marina site. As a result of the foregoing factors, there can be no assurance as to the timing, cost or certainty of construction by the Company in Atlantic City.

In addition to operating cash flow, the Company is funding its growing capital expenditure requirements utilizing bank credit facility and commercial paper borrowings. On March 7, 1997, the availability under the Company's $1 billion bank credit facility was increased to $1.75 billion and the maturity date was extended from May 1999 to March 2002. On July 24, 1997, the Company also increased the size of its commercial paper program from $350 million to $500 million. During the first half of 1997, the excess of capital expenditure requirements over the Company's operating cash flow was funded by net bank credit facility and commercial paper borrowings of $348.9 million, leaving approximately $1.4 billion available.

In response to recent declines in interest rates and to further manage the mix of its fixed and variable rate debt instruments and lengthen the term of its debt structure, on August 5, 1997, the Company issued $200 million principal amount of 6 3/4% unsecured notes due August 1, 2007 and $100 million principal amount of 7 1/4% unsecured debentures due August 1, 2017. These securities represent the lowest cost fixed-rate debt ever issued by the Company. The net proceeds from the offering of approximately $296.2 million are expected to be used to repay a portion of the Company's outstanding bank credit facility and commercial paper borrowings.

Management believes that existing cash balances, operating cash flow and available borrowings under the bank credit facility will provide the Company with sufficient resources to meet its existing debt obligations and foreseeable capital expenditure requirements, including those relating to the development of Bellagio and Beau Rivage and potential development in Atlantic City.

RECENTLY ISSUED ACCOUNTING STATEMENT

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 - Earnings Per Share ("SFAS 128"). SFAS 128 is effective for periods ending after December 15, 1997 and replaces currently reported earnings per share with "basic," or undiluted, earnings per share and "diluted" earnings per share. Undiluted earnings per share is computed by dividing reported earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially dilutive securities such as stock options. Diluted earnings per share is similar to earnings per share currently reported by the Company, but includes the potential dilution for stock options that become exercisable more than five years from the date of the financial statements.

The Company will adopt the provisions of SFAS 128 in its 1997 annual financial statements and all previously reported earnings per share amounts will be restated. The following table discloses the Company's pro forma earnings per share for the three- and six-month periods ended June 30, 1997 and 1996 as determined in accordance with SFAS 128.

                                                    Three Months         Six Months
                                                  ---------------     ---------------
For the periods ended June 30                      1997      1996      1997      1996
-------------------------------------------------------------------------------------
Income per share before extraordinary item
  As reported                                     $0.26     $0.21     $0.55     $0.54
  Pro forma
    Undiluted                                      0.27      0.22      0.59      0.57
    Diluted                                        0.25      0.20      0.55      0.53
-------------------------------------------------------------------------------------

Net income per share
  As reported                                     $0.26     $0.21     $0.54     $0.54
  Pro forma
    Undiluted                                      0.27      0.22      0.58      0.57
    Diluted                                        0.25      0.20      0.54      0.53
-------------------------------------------------------------------------------------

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

PART II.   OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)        The  Registrant's  1997 Annual Meeting of Stockholders
           (the "Meeting") was held on May 29, 1997.

(c) At the Meeting, Melvin B. Wolzinger, Daniel B. Wayson and George J. Mason were re-elected to serve three-year terms as members of the Board of Directors. The results of the voting were as follows: Mr. Wolzinger-159,022,437 shares for and 1,129,775 shares withheld; Mr. Wayson-159,024,317 shares for and 1,127,895 shares withheld; Mr. Mason-159,023,277 shares for and 1,128,935 shares withheld.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

      4.1 Indenture, dated as of August 1, 1997, between the Registrant and First Security Bank, National Associa-tion, as trustee (the "1997 Shelf Indenture").

      4.2  Supplemental Indenture, dated as of August 1, 1997, to
           the  1997   Shelf  Indenture,  with  respect   to  the
           Registrant's 6.75%  Notes Due August 1, 2007 and 7.25%
           Debentures Due August 1, 2017.

     10.1 Amendment No. 6, dated as of April 2, 1997, to Reducing Revolving Loan Agreement, dated as of December 21, 1994, among Victoria Partners, each Bank party thereto, The Long-Term Credit Bank of Japan, Ltd., Los Angeles Agency and Societe Generale, as Co-Agents, and Bank of America National Trust and Savings Association, as Administrative Agent (without sched-
           ule). Incorporated by reference to Exhibit 10(ccc) to the Annual Report on Form 10-K of Circus Circus Enter-prises, Inc. (Commission File No. 1-8570) for the fiscal year ended January 31, 1997.

     10.2  Global Express Aircraft Purchase Agreement, dated June
           24,  1997, between  Golden  Nugget Aviation  Corp. and
           Bombardier Inc. (without schedules or exhibits).

     11    Mirage  Resorts,  Incorporated -  Computation   of Net
           Income Per Share of Common Stock for the three-month and six-month periods ended June 30, 1997 and 1996.

     15 Letter from independent public accountants acknowledg-ing awareness of the use of their report dated August
           11, 1997 in the Registrant's registration statements.

     27    Financial Data Schedule.

(b)  Reports on Form 8-K.

           The Registrant filed no reports on Form 8-K during the three-month period ended June 30, 1997.

                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           Mirage Resorts, Incorporated


August 14, 1997            by:   DANIEL R. LEE
---------------                  --------------------------------
     Date                        Daniel R. Lee
                                 Senior Vice  President - Finance
                                 and Development, Chief Financial
                                 Officer and Treasurer (Principal
                                 Financial Officer)