Form 10-Q
period 1997-09-30
MIRAGE RESORTS INC
filed 1997-11-14
CIK 42246

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT  PURSUANT  TO  SECTION 13 OR 15(d)  OF  THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common stock, $0.004 par value, 179,407,537 shares outstanding as of November 13, 1997.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited condensed consolidated financial information as of September 30, 1997 and for the three-month and nine-month periods ended September 30, 1997 and 1996 included in this report was reviewed by Arthur Andersen LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.

         REVIEW REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
         -----------------------------------------------


To the Directors and Stockholders
of Mirage Resorts, Incorporated


We have reviewed the accompanying condensed consolidated balance sheet of Mirage Resorts, Incorporated (a Nevada corporation) and subsidiaries (the "Company") as of September 30, 1997, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1997 and 1996 and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1997 and 1996. These condensed consolidated financial statements are the responsibility of the Company's management.

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



                                ARTHUR ANDERSEN LLP



Las Vegas, Nevada
November 13, 1997

CONDENSED CONSOLIDATED                                           MIRAGE RESORTS, INCORPORATED
BALANCE SHEETS
---------------------------------------------------------------------------------------------
                                                          At September 30,    At December 31,
                                                                      1997               1996
---------------------------------------------------------------------------------------------
(In thousands)                                                 (Unaudited)
ASSETS

Current assets
  Cash and cash equivalents                                     $  100,863         $   81,908
  Receivables, net of allowance for doubtful accounts
    of $48,109 and $38,674                                          75,477             70,196
  Inventories                                                       28,903             27,554
  Prepaid expenses and other                                        52,863             56,625
---------------------------------------------------------------------------------------------
          Total current assets                                     258,106            236,283
Property and equipment, net of accumulated depreciation
  of $616,938 and $551,955                                       1,362,895          1,372,484
Construction in progress                                           863,746            313,205
Other assets, net                                                  416,421            221,518
---------------------------------------------------------------------------------------------
                                                                $2,901,168         $2,143,490
=============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                              $  126,205         $  120,294
  Accrued expenses                                                 100,836             97,718
  Current maturities of long-term debt                                 143                453
---------------------------------------------------------------------------------------------
          Total current liabilities                                227,184            218,465
Long-term debt, net of current maturities                        1,036,340            468,140
Other liabilities, including deferred income taxes of
  $165,587 and $155,076                                            178,498            166,002
---------------------------------------------------------------------------------------------
          Total liabilities                                      1,442,022            852,607
---------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity
  Common stock:  179,046 and 178,336 shares outstanding                940                940
  Additional paid-in capital                                       732,426            725,240
  Retained earnings                                              1,014,479            856,215
  Treasury stock, at cost:  56,102 and 56,812 shares              (288,699)          (291,512)
---------------------------------------------------------------------------------------------
          Total stockholders' equity                             1,459,146          1,290,883
---------------------------------------------------------------------------------------------
                                                                $2,901,168         $2,143,490
=============================================================================================
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED                                             MIRAGE RESORTS, INCORPORATED
STATEMENTS OF INCOME (UNAUDITED)
-----------------------------------------------------------------------------------------------
                                                   Three Months               Nine Months
                                              ---------------------     -----------------------
For the periods ended September 30              1997         1996         1997          1996
-----------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
Gross revenues                                $400,631     $370,825     $1,168,787   $1,122,676
Less - promotional allowances                  (31,478)     (32,273)       (93,234)     (97,264)
-----------------------------------------------------------------------------------------------
                                               369,153      338,552      1,075,553    1,025,412
-----------------------------------------------------------------------------------------------
Costs and expenses
  Casino-hotel operations                      207,935      193,454        609,700      589,254
  General and administrative                    42,507       39,036        120,879      114,510
  Depreciation and amortization                 22,216       22,141         65,590       66,507
  Corporate expense                              9,042        7,946         24,357       21,724
-----------------------------------------------------------------------------------------------
                                               281,700      262,577        820,526      791,995
-----------------------------------------------------------------------------------------------
Operating income                                87,453       75,975        255,027      233,417
-----------------------------------------------------------------------------------------------
Other income (expense)
  Interest cost                                (18,709)      (7,408)       (45,912)     (20,629)
  Interest capitalized                          15,114        6,312         36,613       16,241
  Other, including interest income               1,215          106          2,723       11,524
-----------------------------------------------------------------------------------------------
                                                (2,380)        (990)        (6,576)       7,136
-----------------------------------------------------------------------------------------------
Income before income taxes and
  extraordinary item                            85,073       74,985        248,451      240,553
Provision for income taxes                      30,174       26,249         87,962       86,631
-----------------------------------------------------------------------------------------------
Income before extraordinary item                54,899       48,736        160,489      153,922
Extraordinary item - loss on early
  retirement of debt, net of applicable
  income tax benefit                                 -            -         (2,225)           -
-----------------------------------------------------------------------------------------------
Net income                                    $ 54,899     $ 48,736     $  158,264   $  153,922
===============================================================================================
Income per share of common stock
  Income before extraordinary item            $   0.29     $   0.25     $     0.84   $     0.79
  Extraordinary item - loss on early
    retirement of debt, net of applicable
    income tax benefit                               -            -          (0.01)           -
-----------------------------------------------------------------------------------------------
Net income per share of common stock          $   0.29     $   0.25     $     0.83   $     0.79
===============================================================================================
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED                                               MIRAGE RESORTS, INCORPORATED
STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------------------------
Nine months ended September 30                                               1997          1996
-------------------------------------------------------------------------------------------------
(In thousands)
Cash flows from operating activities
  Net income                                                              $ 158,264     $ 153,922
  Adjustments to reconcile net income to net cash provided
    by operating activities
      Provision for losses on receivables                                    12,441        14,399
      Depreciation and amortization of property and equipment,
        including amounts reported as corporate expense                      72,282        71,076
      Equity in undistributed earnings of Monte Carlo                       (22,792)       (2,057)
      Gain on sale of investment in Casino Iguazu                                 -        (8,006)
      Amortization of debt discount and issuance costs                       10,974        10,725
      Loss on early retirement of debt                                        3,422             -
      Deferred income taxes                                                   6,564        14,051
      Changes in working capital pertaining to operating activities
        Increase in receivables and other current assets                    (11,362)       (8,384)
        Decrease in trade accounts payable and accrued expenses             (20,977)      (26,415)
      Other                                                                    (876)       (4,569)
-------------------------------------------------------------------------------------------------
               Net cash provided by operating activities                    207,940       214,742
-------------------------------------------------------------------------------------------------

Cash flows from investing activities
  Capital expenditures                                                     (620,569)     (215,272)
  Increase in construction payables                                          30,006        15,990
  Joint venture and other investments                                       (51,235)      (23,747)
  Proceeds from sale of investment in Casino Iguazu                               -        12,500
  Proceeds from sale of other equity investments                                  -        18,127
  Acquisition of fine art inventory                                         (85,948)            -
  Other                                                                     (24,026)      (17,858)
-------------------------------------------------------------------------------------------------
               Net cash used for investing activities                      (751,772)     (210,260)
-------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Net bank credit facility and commercial paper borrowings                  259,584        71,118
  Issuance of notes and debentures                                          296,052             -
  Repurchases of common stock                                                (1,091)      (64,131)
  Exercise of common stock options, including related income
    tax benefit                                                               8,795        14,477
  Other                                                                        (553)         (293)
-------------------------------------------------------------------------------------------------
               Net cash provided by financing activities                    562,787        21,171
-------------------------------------------------------------------------------------------------

Cash and cash equivalents
  Increase for the period                                                    18,955        25,653
  Balance, beginning of period                                               81,908        48,026
-------------------------------------------------------------------------------------------------
  Balance, end of period                                                  $ 100,863     $  73,679
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

The Company is currently constructing two additional wholly owned hotel-casino resorts. Bellagio, an elegant 3,005-guest room luxury resort, is being constructed on approximately 118 acres adjacent to Monte Carlo on the Las Vegas Strip. Beau Rivage, a luxurious 1,780-guest room beachfront resort, is being constructed on approximately 21 acres in Biloxi, Mississippi. Both resorts are scheduled to be completed in 1998 - Bellagio in mid-October and Beau Rivage in mid-December.

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

NOTE 3 - ISSUANCE OF LONG-TERM DEBT

On August  5, 1997,  the Company  issued $200  million  principal amount of 6 3/4% unsecured notes due August 1, 2007 and $100 million principal amount of 7 1/4% unsecured debentures due August 1, 2017. The net proceeds from the offering of approx-imately $296.1 million were used to repay a portion of the Company's outstanding bank credit facility and commercial paper borrowings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED
SEPTEMBER 30, 1997 AND 1996

FINANCIAL HIGHLIGHTS

Three months ended September 30                               1997            1996
----------------------------------------------------------------------------------
(Dollars in thousands, except per share and room rate amounts)
Gross revenues
  The Mirage                                              $230,444        $193,573
  Treasure Island                                           99,475         104,275
  Golden Nugget                                             50,176          52,078
  Golden Nugget-Laughlin                                    13,904          13,674
----------------------------------------------------------------------------------
                                                           393,999         363,600
  Equity in earnings of Monte Carlo                          6,632           7,225
----------------------------------------------------------------------------------
                                                          $400,631        $370,825
----------------------------------------------------------------------------------

Net revenues
  The Mirage                                              $213,241        $175,412
  Treasure Island                                           91,919          96,485
  Golden Nugget                                             45,093          47,262
  Golden Nugget-Laughlin                                    12,268          12,168
----------------------------------------------------------------------------------
                                                           362,521         331,327
  Equity in earnings of Monte Carlo                          6,632           7,225
----------------------------------------------------------------------------------
                                                          $369,153        $338,552
----------------------------------------------------------------------------------

Operating profit
  The Mirage                                              $ 64,802        $ 45,164
  Treasure Island                                           18,947          22,985
  Golden Nugget                                              5,828           8,371
  Golden Nugget-Laughlin                                       286             176
----------------------------------------------------------------------------------
                                                            89,863          76,696
  Equity in earnings of Monte Carlo                          6,632           7,225
  Corporate expense                                         (9,042)         (7,946)
----------------------------------------------------------------------------------
                                                          $ 87,453        $ 75,975
----------------------------------------------------------------------------------

Operating margin (operating profit/net revenues)
  The Mirage                                                 30.4%           25.7%
  Treasure Island                                            20.6%           23.8%
  Golden Nugget                                              12.9%           17.7%
  Golden Nugget-Laughlin                                      2.3%            1.4%
  Company-wide (before Monte Carlo and corporate expense)    24.8%           23.1%
----------------------------------------------------------------------------------
Net income                                                $ 54,899        $ 48,736
Net income per share                                      $   0.29        $   0.25
----------------------------------------------------------------------------------

Other information (excluding Monte Carlo)
  Company-wide table games win percentage                    25.5%           19.2%
  Company-wide occupancy of standard guest rooms             98.7%           99.2%
  Average standard guest room rate (a)                    $     86        $     88
----------------------------------------------------------------------------------
(a)  Cash rate (i.e., excluding complimentary accommodations) at the Company's
     Las Vegas hotels.

The 1997 third quarter was the best third quarter in the Company's history. Net income per share of $0.29 represents a 16% increase over the $0.25 per share reported in the third quarter of 1996. The Company has now reported year-over-year increases in earnings per share in 14 of the past 15 quarters.

The Company-wide table games win percentage was a higher-than-historical average 25.5%, versus 19.2% in the prior-year period. The Company's table games win percentage has averaged 20.1% over the past 12 quarters. Company-wide standard guest room occupancy remained high at 98.7%, versus 99.2% in the 1996 third quarter.

Substantially all of the earnings growth was attributable to the Company's flagship resort, The Mirage, which had the best quarter in its history. The Mirage's net revenues and operating income increased by 22% and 43%, respectively, over the third quarter of 1996. These results reflect increases in table games and slot play, as well as an increase in the table games win percentage. Table games revenues increased by $33.8 million, or 51%, and slot revenues grew by $3.8 million, or 13%. Largely due to a reduction in the number of performances by Siegfried & Roy, net non-casino revenues were down slightly (2%). Standard room occupancy at The Mirage continued strong at 99.4%, versus 99.9% in the 1996 third quarter, with a small increase in the average standard room rate. The strong results at The Mirage were achieved despite $2.7 million of abandonment charges related to the construction of a new gourmet restaurant (Melange) that opened August 30, and a new employee parking garage expected to be completed in March 1998.

The increase in operating results at The Mirage more than offset a net decrease in operating results at the Company's other resorts. Treasure Island was adversely affected during the quarter by construction disruptions and additional competition from new resorts on the Las Vegas Strip. Treasure Island's luxurious new hotel lobby was completed in early August and a new retail outlet opened in September. A new Italian restaurant and additional casino space are currently under construction and scheduled for completion later this year. The construction temporarily resulted in approximately 12% fewer slot machines at Treasure Island versus the third quarter of 1996. This, together with the competitive market conditions, resulted in a decrease in slot revenues, which primarily accounted for the decrease in revenues and operating income. Treasure Island's standard room occupancy remained strong during the 1997 third quarter at 99.6%, versus 99.5% in the prior-year period.

The Golden Nugget in downtown Las Vegas continued to be adversely affected by market conditions, particularly additional competition from the new resorts on the Las Vegas Strip. The Golden Nugget's casino revenues were relatively flat. However, with visitor counts lagging behind the increase in City-wide guest room inventory, the average standard room rate and occupancy were down slightly, resulting in an 11% decrease in net non-casino revenues.

During the 1997 third quarter, Monte Carlo produced net revenues of $60.6 million and operating income of $15.8 million. During the 1996 third quarter, its first full quarter of operation, Monte Carlo produced net revenues and operating income of $67.4 million and $18.6 million, respectively. Management believes that initial trial visitation in the 1996 quarter, together with the interim increases in competition, contributed to the decrease in Monte Carlo's operating results. Partially offsetting this, the unconsolidated joint venture had $2.6 million of interest expense during the 1997 quarter, versus $4.3 million in the prior-year period, reflecting the utilization of operating cash flow to substantially reduce debt over the past year. After deducting net interest expense, this 50%-owned resort contributed $6.6 million to the Company's 1997 third quarter pretax income, versus $7.2 million in the 1996 quarter.

Results at the Company's small Golden Nugget-Laughlin property were up slightly over the prior-year period.

Corporate expense rose by 14%, principally due to expenses associated with successfully concluded litigation. Interest cost more than doubled compared to the 1996 third quarter. Most of this increase was capitalized, reflecting the Company's increasing investment in the Bellagio and Beau Rivage projects.

COMPARISON OF OPERATING RESULTS FOR THE NINE-MONTH PERIODS ENDED
SEPTEMBER 30, 1997 AND 1996

FINANCIAL HIGHLIGHTS

Nine months ended September 30                                   1997            1996
-------------------------------------------------------------------------------------
(Dollars in thousands, except per share and room rate amounts)
Gross revenues
  The Mirage                                                 $  649,605    $  599,192
  Treasure Island                                               298,679       309,663
  Golden Nugget                                                 152,754       166,387
  Golden Nugget-Laughlin                                         44,957        45,377
-------------------------------------------------------------------------------------
                                                              1,145,995     1,120,619
  Equity in earnings of Monte Carlo                              22,792         2,057
-------------------------------------------------------------------------------------
                                                             $1,168,787    $1,122,676
-------------------------------------------------------------------------------------

Net revenues
  The Mirage                                                 $  597,665    $  544,094
  Treasure Island                                               276,938       286,646
  Golden Nugget                                                 138,213       151,908
  Golden Nugget-Laughlin                                         39,945        40,707
-------------------------------------------------------------------------------------
                                                              1,052,761     1,023,355
  Equity in earnings of Monte Carlo                              22,792         2,057
-------------------------------------------------------------------------------------
                                                             $1,075,553    $1,025,412
-------------------------------------------------------------------------------------

Operating profit
  The Mirage                                                 $  171,054    $  143,418
  Treasure Island                                                61,146        71,379
  Golden Nugget                                                  20,642        33,932
  Golden Nugget-Laughlin                                          3,750         4,355
-------------------------------------------------------------------------------------
                                                                256,592       253,084
  Equity in earnings of Monte Carlo                              22,792         2,057
  Corporate expense                                             (24,357)      (21,724)
-------------------------------------------------------------------------------------
                                                             $  255,027    $  233,417
-------------------------------------------------------------------------------------

Operating margin (operating profit/net revenues)
  The Mirage                                                      28.6%         26.4%
  Treasure Island                                                 22.1%         24.9%
  Golden Nugget                                                   14.9%         22.3%
  Golden Nugget-Laughlin                                           9.4%         10.7%
  Company-wide (before Monte Carlo and corporate expense)         24.4%         24.7%
-------------------------------------------------------------------------------------
Income before extraordinary item                             $  160,489    $  153,922
Net income                                                   $  158,264    $  153,922
-------------------------------------------------------------------------------------
Income per share before extraordinary item                   $     0.84    $     0.79
Net income per share                                         $     0.83    $     0.79
-------------------------------------------------------------------------------------

Other information (excluding Monte Carlo)
  Company-wide table games win percentage                         21.8%         19.1%
  Company-wide occupancy of standard guest rooms                  99.0%         99.4%
  Average standard guest room rate (a)                       $       91    $       91
-------------------------------------------------------------------------------------
(a)  Cash rate (i.e., excluding complimentary accommodations) at the Company's
     Las Vegas hotels.

The Company's operating results for the 1997 nine-month period represent the highest ever achieved in any comparable nine-month period in the Company's history. Revenues, operating income and income before non-recurring items each surpassed previous records set in the 1996 nine-month period. Income per share before extraordinary item of $0.84 represents a 6% increase over the $0.79 per share reported in the 1996 nine-month period. After deducting an extraordinary charge of $2.2 million, or $0.01 per share, associated with amending and increasing the Company's bank credit facility, net income per share in the 1997 period was $0.83. Earnings in the 1996 period included a non-recurring gain of $8.0 million ($5.2 million, or $0.03 per share, after tax) related to the sale of the Company's interest in a small casino located near Iguazu Falls, Argentina.

The Company-wide table games win percentage was 21.8%, versus 19.1% in the 1996 nine-month period. Despite an increase in competition, the Company's standard guest room occupancy continued high at 99.0%, versus 99.4%, and the average standard room rate held steady at $91.

Monte Carlo opened on June 21, 1996. During the 1997 nine-month period, Monte Carlo generated net revenues of $187.2 million and operating income of $53.6 million. After deducting net interest expense and the joint venture partner's 50% share, Monte Carlo contributed $22.8 million to the Company's pretax income during the 1997 period. After deducting a one-time charge of $11.2 million for preopening costs, Monte Carlo reported net income of $4.1 million during 102 days of operation in the 1996 period. The Company's 50% share of such amount contributed $2.1 million to pretax earnings during the 1996 nine-month period.

The Mirage achieved solid earnings improvement during the 1997 nine-month period. Net revenues grew by $53.6 million, or 10%, and operating income was up $27.6 million, or 19%. Total casino revenues increased by $46.8 million, or 15%, reflecting an increase in the table games win percentage and increases in activity at both table games and slots. Occupancy of The Mirage's standard guest rooms was above 99% during both nine-month periods, with the 1997 period posting a 2% increase in the average standard room rate.

The construction disruptions and competitive pressures discussed previously impacted operations at Treasure Island and the Golden Nugget during the 1997 nine-month period. The decrease in revenues and operating income at Treasure Island principally reflects an 11% decline in slot revenues. Treasure Island's net non-casino revenues increased slightly over the prior-year period, reflecting the continued success of the highly acclaimed Mystere production by Cirque du Soleil. Treasure Island's standard guest room occupancy was also in excess of 99% during both nine-month periods at a substantially equal average daily rate.

In addition to the increased competition, the Golden Nugget was also impacted by the refurbishment of its south tower guest rooms, which resulted in approximately 6% fewer available room nights in the 1997 nine-month period. Room revenues were down $3.8 million, contributing to a 10% decrease in net non-casino revenues. A reduction in table games and slot play, together with a lower table games win percentage, principally accounts for an $8.1 million, or 8%, decrease in the Golden Nugget's casino revenues.

The Laughlin market has been impacted in recent years by additional competition from new casinos on Arizona and California Indian reservations, as well as new resorts in Las Vegas. Operating comparisons at the Golden Nugget-Laughlin, however, have improved in the most recent six months. As a result, operating results during the nine-month period were down only moderately versus the 1996 period.

The factors discussed previously in comparing the three-month periods had a similar effect on the Company's net interest expense when comparing the nine-month periods.

CAPITAL SPENDING, CAPITAL RESOURCES AND LIQUIDITY

The Company's capital spending has increased significantly with the ongoing construction of Bellagio and Beau Rivage. Capital expenditures during the 1997 nine-month period totaled $620.6 million, versus $215.3 million during the 1996 period. Including land, capitalized interest and preopening costs, Bellagio is expected to cost approximately $1.6 billion and Beau Rivage is expected to cost approximately $600 million. Of such amounts, the Company had incurred approximately $744 million associated with Bellagio and approximately $186 million associated with Beau Rivage at September 30, 1997. These spectacular new resorts are now scheduled to open in mid-October and mid-December 1998, respectively. During the 1997 nine-month period, the Company also acquired $85.9 million of additional fine art for display and resale at Bellagio.

The Company's capital spending will remain high after the opening of Bellagio and Beau Rivage if it proceeds with its planned casino-based destination resort in Atlantic City, New Jersey and proposed hotel-casino in Detroit, Michigan. The Company and the City of Atlantic City have entered into an agreement (the "Redevelopment Agreement") providing for the City to convey a total of 181 acres (125 acres of which are developable) located in the Marina area of Atlantic City to the Company in exchange for the Company agreeing to develop a hotel-casino (tentatively named "Le Jardin") on the site and undertaking certain other obligations. Closing under the Redevelopment Agreement and construction of the planned resort require the satisfaction of a number of conditions.

The Company has entered into an agreement (the "Road Development Agreement") with the New Jersey Department of Transportation (the "State") and South Jersey Transportation Authority ("SJTA") with respect to the construction and joint funding of certain major road improvements designed to improve access to the Marina area. Pursuant to the Road Development Agreement, the Company has agreed to fund $110 million of the estimated $330 million cost of the road improvement project, with the balance to be funded by the State ($95 million) and SJTA ($125 million). The Company's and SJTA's portion of the funding has been deposited in an escrow account and is restricted for the road improvement project. Of the Company's funding obligation, $55 million will be satisfied by the Company purchasing SJTA special revenue bonds which are repayable, together with interest, solely from certain future tax revenues generated by the Company's planned hotel-casino and any other hotel-casinos which may be constructed on the Marina site. The road improvement project is being undertaken pursuant to a fixed-price design/build contract. The contractor commenced the design phase of the project on October 13, 1997.

The various governmental permits required for the Company's hotel-casino and the road improvement project have not yet been received. Additionally, an existing Atlantic City hotel-casino operator and others have filed various lawsuits which seek to prevent construction of the road improvements and closing under the Redevelopment Agreement, thereby delaying or preventing the Company from developing its Marina hotel-casino. The hotel-casino project is in the early design stage and a project budget has not yet been developed. As a result of the foregoing factors, there can be no assurance as to the timing or cost of construction by the Company in Atlantic City.

On November 7, 1997, the Company was one of four proposers chosen to proceed to the final phase of the competitive selection process to develop, own and operate one of three hotel-casinos in Detroit. The voter-approved initiative permitting casino gaming in Detroit provides that two of the other three remaining proposers hold a "preference" because they supported the passage of the initiative. The City has indicated that the selection of the final three proposers will be announced by November 24, 1997. Such proposers will then attempt to negotiate development agreements with the City. The Company's proposed project has an estimated total development cost of approximately $800 million.

In addition to operating cash flow, the Company is funding its capital expenditure requirements utilizing bank credit facility and commercial paper borrowings. When conditions are favorable, the Company seeks to refinance a portion of such borrowings with longer-term debt. On March 7, 1997, the availability under the Company's $1 billion bank credit facility was increased to $1.75 billion and the maturity date was extended from May 1999 to March 2002. At September 30, 1997, outstanding bank credit facility and commercial paper borrowings totaled $259.6 million, leaving approximately $1.5 billion available.

On August 5, 1997, in response to declines in interest rates, as well as to manage the mix of its fixed and variable rate debt instruments and lengthen the term of its debt structure, the

Company issued $200 million principal amount of 6 3/4% unsecured notes due August 1, 2007 and $100 million principal amount of 7 1/4% unsecured debentures due August 1, 2017. These securities represent the lowest cost fixed-rate debt ever issued by the Company. The net proceeds from the offering of approximately $296.1 million were used to repay a portion of the Company's outstanding bank credit facility and commercial paper borrowings.

On October 30, 1997, the Company filed a "shelf" registration statement with the Securities and Exchange Commission (the "SEC") that was declared effective by the SEC on November 3, 1997. The registration statement allows the Company to issue up to $750 million of debt or equity securities or any combination thereof. The registration statement is similar to a previous shelf registration statement utilized by the Company to issue the notes and debentures mentioned above.

Management believes that existing cash balances, operating cash flow and available borrowing capacity will provide the Company with sufficient resources to meet its existing debt obligations and foreseeable capital expenditure requirements.

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

The Company will adopt the provisions of SFAS 128 in its 1997 annual financial statements and all previously reported earnings per share amounts will be restated. The following table discloses the Company's pro forma earnings per share for the three- and nine-month periods ended September 30, 1997 and 1996 as determined in accordance with SFAS 128.

                                                    Three Months        Nine Months
                                                  ---------------     ---------------
For the periods ended September 30                 1997      1996      1997      1996
-------------------------------------------------------------------------------------
Income per share before extraordinary item
  As reported                                     $0.29     $0.25     $0.84     $0.79
  Pro forma
    Undiluted                                      0.31      0.27      0.90      0.84
    Diluted                                        0.28      0.25      0.83      0.78
-------------------------------------------------------------------------------------

Net income per share
  As reported                                     $0.29     $0.25     $0.83     $0.79
  Pro forma
    Undiluted                                      0.31      0.27      0.89      0.84
    Diluted                                        0.28      0.25      0.82      0.78
-------------------------------------------------------------------------------------

CERTAIN FORWARD-LOOKING STATEMENTS

Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the SEC (as well as information included in oral statements or other written statements made or to be made by the Company) contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include information relating to plans for future expansion and other business development activities as well as other capital spending, financing sources and the effects of regulation
(including gaming and tax regulation) and competition. Such forward-looking information involves important risks and un-certainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, pending litigation, changes in federal or state tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

    10.1   Issuing and  Paying  Agency  Agreement, dated July 24,
           1997,  between the  Registrant and First  Trust of New
           York, National Association (without exhibit).

    10.2 Form of Series A Commercial Paper Note of the Regis-trant.

    10.3   Commercial  Paper  Dealer  Agreement,  dated  July 24,
           1997, between the Registrant and BancAmerica Securi-ties, Inc. (without exhibits).

    10.4   Commercial  Paper  Dealer  Agreement,  dated  July 24,
           1997,  between the Registrant and Credit  Suisse First
           Boston Corporation (without exhibits).

    10.5   Commercial  Paper  Dealer  Agreement,  dated  July 24,
           1997,  between the Registrant and Morgan Stanley & Co.
           Incorporated (without exhibits).

    10.6   Commercial  Paper  Dealer  Agreement,  dated  July 24,
           1997,  between the Registrant and Goldman, Sachs & Co.
           (without exhibits).

    10.7 First Amendment to Road Development Agreement, dated as of July 31, 1997, among the State, SJTA and Atlan-dia Design and Furnishings, Inc. ("ADF").

    10.8 Letter agreement, dated September 16, 1997, between the Registrant and Frank Visconti.

    10.9 Amendment No.1 to Amended and Restated Loan Agreement, dated as of September 19, 1997, among the Registrant, the Banks, Co-Arrangers, Co-Agents and Documentation Agent referred to therein, and Bank of America Nation-al Trust and Savings Association, as Administrative Agent.

    10.10 Second Amendment to Road Development Agreement, dated as of October 10, 1997, among the State, SJTA and ADF
           (without schedules or exhibits).

    10.11 First Amendment to Program Management Agreement, dated as of October 10, 1997, among ADF, Parsons Brincker-hoff-FG, Inc., the State and SJTA (without exhibit).

    10.12  Aircraft  Purchase  Agreement, dated as of October 10,
           1997,  between  Ivanhoe  Capital  Aviation  L.L.C. and
           Golden Nugget Aviation Corp. ("GNAC") (without exhib-its).

    10.13 Design/Build Contract, dated September 8, 1997, be-tween ADF and Yonkers Contracting Company, Inc./Gran-ite Construction Company, a Joint Venture (with ap-pendices).

    10.14 Escrow Fund Agreement, dated as of October 10, 1997, among CoreStates Bank, N.A., as Escrow Agent, ADF, the
           State and SJTA (without schedules).

    10.15 Bond Purchase Agreement, dated October 10, 1997, be-tween the Registrant and SJTA (without exhibit).

    10.16 Donation Agreement, dated as of October 10, 1997, be-tween the Casino Reinvestment Development Authority and MAC, CORP. (without exhibits).

    10.17  Aircraft  Purchase  Agreement,  dated as of October 1,
           1997, between Rifton Enterprises, Inc. and GNAC (with-out exhibits).

    11     Mirage  Resorts,  Incorporated -  Computation   of Net
           Income Per Share of Common Stock for the three-month and nine-month periods ended September 30, 1997 and 1996.

    15 Letter from independent public accountants acknowledg-ing awareness of the use of their report dated
           November 13, 1997 in the Registrant's registration statements.

    27     Financial Data Schedule.

(b)  Reports on Form 8-K.

           On August 4, 1997, the Registrant filed a Current Report on Form 8-K dated August 1, 1997. Under Item 7, the Registrant filed as exhibits the form of Under-writing Agreement with respect to the sale of its 6 3/4% notes and 7 1/4% debentures issued August 5, 1997 and the form of Supplemental Indenture governing such notes and debentures.

                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           Mirage Resorts, Incorporated


November 13, 1997          by:   DANIEL R. LEE
-----------------                --------------------------------
     Date                        Daniel R. Lee
                                 Senior Vice  President - Finance
                                 and Development, Chief Financial
                                 Officer and Treasurer (Principal
                                 Financial Officer)