Form 10-K
period 1997-12-31
MIRAGE RESORTS INC
filed 1998-03-31
CIK 42246

=================================================================
                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-K
                                   ---------------
          (MARK ONE)
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                         OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM        TO

                             COMMISSION FILE NO. 1-6697

                            MIRAGE RESORTS, INCORPORATED
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                                   ---------------
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

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (702) 791-7111
                                   ---------------

             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    NAME OF EACH EXCHANGE
                  TITLE OF EACH CLASS                ON WHICH REGISTERED
        ----------------------------------------   -----------------------
        COMMON STOCK ($.004 PAR VALUE PER SHARE)   NEW YORK STOCK EXCHANGE
                                                       PACIFIC EXCHANGE

               SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                        NONE

               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
          requirements for the past 90 days:  YES   X    NO
                                                  -----     -----
               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
          amendment to this Form 10-K:   X
                                       -----
               The aggregate market value of the Registrant's Common Stock held by non-affiliates (all persons other than executive officers or directors) of the Registrant on March 27, 1998 (based on the closing sale price per share on the New York Stock Exchange Composite Tape on that date) was $3,943,420,236.

               The Registrant's Common Stock outstanding at March 27, 1998 was 179,489,247 shares.

               Portions of the Registrant's definitive Proxy Statement for its May 21, 1998 Annual Meeting of Stockholders (which has not been filed as of the date of this filing) are incorporated by reference into Part III.
          =================================================================

                                       PART I

          ITEM 1.  BUSINESS

          GENERAL

               Mirage Resorts, Incorporated (the "Company" or the "Registrant") was incorporated in Nevada in 1949 as the successor to a partnership that began business in 1946. The Company, through wholly owned subsidiaries, owns and operates (i) The Mirage, a hotel-casino and destination resort on the Las
          Vegas Strip, (ii) Treasure Island at The Mirage ("Treasure Island"), a hotel-casino resort adjacent to The Mirage, (iii) the Golden Nugget, a hotel-casino in downtown Las Vegas, and
          (iv) the Golden  Nugget-Laughlin,  a  hotel-casino  in  Laughlin,
          Nevada. The Company, through a wholly owned subsidiary, also owns a 50% interest in a joint venture that owns and operates the Monte Carlo Resort & Casino, which opened June 21, 1996 on the Las Vegas Strip.

               The  Company,  through  wholly  owned subsidiaries, is  also currently constructing Bellagio, an elegant hotel-casino and destination resort on the Las Vegas Strip, and Beau Rivage, a luxurious hotel-casino and beachfront resort in Biloxi, Mississippi. Bellagio is believed to be the most expensive resort hotel ever built. When it opens, Beau Rivage will be the largest hotel-casino in the United States outside of Nevada.

          OPERATING PROPERTIES

               The  Mirage  opened in  1989 and is located on approximately
          100 acres shared with Treasure Island near the center of the Las Vegas Strip. The Mirage is a luxurious, tropically themed destination resort. The exterior of the resort is landscaped with palm trees, abundant foliage and more than
          four  acres  of  lagoons  and  other  water   features   centered
          around a 54-foot simulated volcano and waterfall. Each evening, the volcano erupts at regular intervals, sending blasts of steam and water 40 feet into the air, with flames
          which   spectacularly  illuminate  the  front   of   the  resort.
          Inside  the  front   entrance  is  an  atrium   with  a  tropical
          garden  and  additional  water  features  capped  by a  100-foot-
          high glass dome. The atrium has an advanced environmental control system and creative lighting and other special effects designed to replicate the sights, sounds and fragrances of the South Seas. Located at the rear of the hotel, adjacent to the swimming pool area, is a dolphin habitat with eight Atlantic bottlenose dolphins, and The Secret Garden of Siegfried & Roy, a $14 million attraction that allows guests to view the beautiful exotic animals of Siegfried & Roy, the world-famous illusionists who perform at The Mirage.

               Treasure Island opened in 1993 adjacent to The Mirage. Treasure Island is a pirate-themed hotel-casino resort. The front of Treasure Island, facing the Las Vegas Strip, is an elaborate pirate village in which full-scale replicas of a pirate ship and a British frigate regularly engage in a pyrotechnic and special effects sea battle, culminating with the sinking of the frigate. The showroom at Treasure Island features Mystere, a unique choreographic mix of special effects, comedy and feats of human prowess produced and performed by the world-famous Cirque du Soleil.

               The Golden Nugget, together with its parking facilities, occupies approximately two and one-half square blocks and is
          located   approximately  five  miles  north  of  The  Mirage  and
          Treasure Island in the center of downtown Las Vegas. The Golden Nugget has received the Mobil Travel Guide's Four Star Award and the AAA Four Diamond Award for 14 and 21
          consecutive years, respectively. It is the largest hotel-casino and the generally acknowledged leader in the downtown Las Vegas market and has benefited from the "Fremont Street Experience," a $70 million entertainment attraction developed by a coalition of several major downtown Las Vegas hotel-casinos (including the Golden Nugget) in conjunction with the City of Las Vegas. This attraction opened in December 1995 and converted Fremont Street into a four-block-long pedestrian mall, topped with a 90-foot by 1,400-foot special effects canopy. Within the canopy are 2.1 million computer-controlled, four-color lights and a 540,000-watt sound system. The Fremont Street Experience also includes retail facilities and a 1,432-space parking garage.

               The   Golden  Nugget-Laughlin  is  located approximately  90
          miles  south of Las Vegas in  Laughlin,  Nevada.      The  hotel-
          casino is located on approximately 13 acres with 600 feet of Colorado River frontage near the center of Laughlin's tourist district. The Golden Nugget-Laughlin features a 32,000-square foot casino offering 18 table games and approximately 1,175 slots, 300 hotel rooms (including four suites), three restaurants, three bars, an entertainment lounge, a deli, an ice cream parlor and two gift and retail shops. Other facilities at the Golden Nugget-Laughlin include a swimming pool, a parking garage with space for approximately 1,585 vehicles and approximately four and one-half acres of surface parking for recreational vehicles. The Company also owns and operates a 78-room motel in Bullhead City, Arizona, across the Colorado River from Laughlin.

               The Company, through a wholly owned subsidiary, is a 50% partner with Circus Circus Enterprises, Inc. ("Circus") in Victoria Partners, a joint venture that owns and operates Monte Carlo. The resort is situated on approximately 46 acres near the center of the Las Vegas Strip. Monte Carlo has a palatial style reminiscent of the Belle Epoque, the French Victorian architecture of the late 19th century. Monte Carlo has amenities such as a microbrewery featuring live entertainment, a health spa, a beauty salon, a 1,200-seat theater featuring the world-renowned magician Lance Burton, a large pool area and lighted tennis courts. Monte Carlo will be connected to Bellagio by a monorail.

          CURRENT CONSTRUCTION PROJECTS

               BELLAGIO

               The  Company  is  currently  constructing   Bellagio  on  an
          approximately 120-acre site at the corner of the Las Vegas Strip and Flamingo Road. Bellagio is the Company's most ambitious destination resort to date. This elegant European-style resort will overlook a picturesque lake inspired by Lake Como in Northern Italy. Throughout each day the lake's 1,200 fountains will come alive in a choreographed performance of water, music and lights which will be highly visible along the Las Vegas Strip. The resort will also feature a wide variety of casual and gourmet restaurants in both indoor and outdoor settings (including a branch of Manhattan's world-famous Le Cirque), upscale retail boutiques, including those leased to Armani, Chanel, Fred Leighton, Gucci, Hermes, Prada and Tiffany & Co., and extensive meeting, convention and banquet space. Cirque du
          Soleil is producing an all-new and unique production to be performed in a specially designed showroom. Bellagio will be lushly landscaped with classical gardens (both indoors and  outdoors)  and  European  fountains  and  pools.  The resort is currently expected to cost approximately $1.6 billion (including land, capitalized interest and preopening costs) and is scheduled to open in October 1998. Additionally, as of March 1, 1998, the Company had acquired a collection of fine art at a cost of approximately $162 million for display and resale at Bellagio and was renting additional fine art for display. The Bellagio art collection rivals in quality the collections of many of the world's leading art galleries and museums and is expected to be a major draw for the resort.

               BEAU RIVAGE

               The Company is constructing Beau Rivage, a luxurious beachfront resort in Biloxi, Mississippi, on a 23-acre site where Interstate 110 meets the Gulf Coast. The Gulf Coast is one of the largest gaming markets in the United States and Beau Rivage will be the largest hotel-casino in Mississippi, with 1,780 guest rooms and an approximately 80,000-square foot
          casino.   Guests  arriving  at  the resort  will  be  greeted  by
          lush gardens and stately oaks. Beau Rivage will feature 13 restaurants, upscale retail outlets, a full-service spa and salon, a state-of-the-art convention center, an elegant atrium lobby, a beautifully landscaped pool area and a 1,550-seat show-room that will be home to a new production by Cirque du Soleil.

          Beau Rivage is currently expected to be completed in the first quarter of 1999 at an estimated total cost (including land, capitalized interest and preopening costs) of approximately $600 million. The Company has also expended an additional $6 million to acquire several other parcels of land in the Biloxi area for future development, including approximately 508 acres for the potential development of a world-class 18-hole golf course. In addition, the Company is planning the construction of a deluxe marina at Beau Rivage for sportfishing, Gulf excursions and other water sports, as well as dockage for private yachts of up to 125 feet.

               As  with any major construction project,  the  Bellagio  and
          Beau Rivage projects involve many risks, including weather interference, shortages of materials and labor, work stoppages, labor disputes, unforeseen engineering, environmental or geological problems and unanticipated cost increases, any of which could give rise to delays or cost overruns. Con-struction, equipment or staffing problems or difficulties in obtaining any of the requisite licenses, permits, allocations or authorizations from regulatory authorities could increase the cost or delay the construction or opening of the facilities or otherwise affect their design and features. It is possible that the existing budget and construction plans for either project may be changed for competitive or other reasons. Accordingly, there can be no assurance that either project will be completed within the time periods or budgets which are currently contemplated.

               The following table sets forth certain data, as of March 1, 1998, regarding the Company's major resorts and certain estimates regarding the Company's two projects under construction.

                                Bellagio (a)   Beau Rivage (b)   The Mirage      Treasure Island    Golden Nugget  Monte Carlo (c)
                                ------------   --------------- ---------------   ---------------    -------------  ---------------
Project cost................... $1.6 billion    $600 million   $862 million(d)   $485 million(d)             (e)   $355 million(d)
Opening date...................    Oct. 1998   1st Qtr. 1999      Nov. 1989         Oct. 1993          Aug. 1946      June 1996
Total building square footage..    4,289,000       2,222,000      3,117,000         2,377,000          1,465,000      2,520,000
Casino
  Square footage (including
   corridors)..................      151,000          80,000        107,200            83,800             38,000         90,000
  Number of gaming tables......          139              90            122                86                 56             95
  Number of slots..............        2,637           2,025          2,220             1,952              1,327          2,156
Hotel
  Number of guest rooms (in-
   cluding suites and villas)..        3,005           1,780          3,044             2,891              1,907          3,002
  Square footage of interior
    meeting space..............       99,400          30,000         73,000            16,000             21,000         22,000
Restaurants
  Number of outlets............           16              13             12                10                  6              8
  Number of seats..............        2,878           1,564          2,300             1,744              1,006          2,200
Retail
  Square footage...............       76,700          25,500         35,000            16,000              4,350         11,300
Showroom
  Number of seats..............        1,800           1,550          1,503             1,525                350          1,200

--------------------
(a) The estimated Bellagio project cost does not include the cost of fine art purchased for display and resale at Bellagio.
(b) The estimated Beau Rivage project cost does not include the cost of land acquired for future development.
(c)    Monte Carlo is 50%-owned by the Company.
(d) Includes capital improvements subsequent to opening, but is not adjusted for inflation or depreciation.
(e)    Not meaningful for comparative purposes.

          PENDING ACQUISITION OF BOARDWALK HOTEL-CASINO

               On December 22, 1997, the Company entered into agreements (the "Boardwalk Agreements") to acquire Boardwalk Casino, Inc. ("BCI") and certain related assets at a total cost
          (including assumed and acquired debt) of approximately $112 million. BCI owns and operates the Boardwalk, a hotel-casino situated on approximately eight acres on the Las Vegas Strip between Monte Carlo and Bellagio. The Boardwalk includes 653 hotel rooms and 33,000 square feet of casino space offering 661 slot machines, 20 table games and a full-service race and sports book. Other amenities at the Boardwalk include a coffee shop, a buffet, a snack bar, an entertainment lounge, two bars, a gift shop, two outdoor swimming pools and 1,125 garage and surface parking spaces. The hotel is currently operated under a Holiday Inn-Registered Trademark- franchise license agreement. Upon consum-mation of the transactions contemplated by the Boardwalk Agree-ments and combined with adjacent parcels of land previously acquired by the Company, the Company will own approximately 12 acres with 817 feet of frontage on the Las Vegas Strip at a total cost of approximately $140 million.

               Consummation  of  the  BCI   acquisition  is    subject   to
          a number of conditions, including approval by the stockholders of BCI and the receipt of requisite approvals from gaming regulatory authorities. Pursuant to the Boardwalk Agreements, the Company holds proxies covering approximately 53% of BCI's outstanding shares and has agreed to vote such shares in favor of the acquisition. If such approvals are obtained, the acquisition is expected to close in the second quarter of 1998, whereupon BCI would become a wholly owned subsidiary of the Company. The Company's acquisition of BCI, together with adjacent land owned by the Company (including a portion of the Bellagio site not required for Bellagio) and land the Company has agreed to acquire in an exchange with Monte Carlo, would afford the Company a 42-acre site for potential future development on the Las Vegas Strip, between and contiguous to Bellagio and Monte Carlo.

          FUTURE EXPANSION

               ATLANTIC CITY

               The Company and the City of Atlantic City, New Jersey have entered into an agreement (as amended, the "Redevelopment Agreement") pursuant to which, on January 8, 1998, the City conveyed a total of approximately 180 acres (125 acres of which are developable) in the Marina area of the City (the "Marina Site") to the Company in exchange for the Company agreeing to develop a hotel-casino (tentatively named "Le Jardin") on the Marina Site and undertaking certain other obligations, including remediation of environmental contamination on the Marina Site. Under the terms of the Redevelopment Agreement, construction of the planned resort is subject to the satisfaction of certain conditions. One such condition is the construction of certain major road improvements designed to improve access to the Marina area.

               The  Company  has   entered  into  an agreement  (the  "Road
          Development Agreement") with the New Jersey Department of Transportation (the "State") and the South Jersey Transportation Authority ("SJTA") with respect to the construction and joint funding of the road improvements. Pursuant to the Road Development Agreement, the Company agreed to fund $110 million of the estimated $330 million cost of the road improvement project, with the balance to be funded by the State ($95 million) and SJTA ($125 million). The Company's and SJTA's portion of the funding has been deposited in escrow accounts and is restricted for the road improvement project. Of the Company's $110 million funding
          obligation,   $55  million  will  be  satisfied  by  the  Company
          purchasing special revenue bonds which are repayable, together with interest, solely from certain future tax revenues generated by the Company's planned hotel-casino on the Marina Site. The road improvement project is being undertaken pursuant to a fixed-price design/build contract. The contractor commenced the design phase of the project in October 1997 and expects to complete the project in 2001.

               Numerous   governmental  permits  required for the Company's
          hotel-casino and the road improvement project have not yet been received. Additionally, an existing Atlantic City hotel-casino operator and others have filed various lawsuits which challenge the validity of the Redevelopment Agreement and seek to prevent construction of the road improvements, thereby delaying or preventing the Company from developing its hotel-casino on the Marina Site. The hotel-casino project is in the early design stage and a project budget has not yet been developed. As a result of the foregoing factors, there can be no assurance that the Company will construct a hotel-casino in Atlantic City or as to the timing or cost of construction.

               In  1996, the Company entered   into agreements with  Circus
          and Boyd Gaming Corporation ("Boyd") pursuant to which the Company agreed, subject to a number of conditions, to sell a portion of the Marina Site to Circus as a casino site and to form a joint venture with Boyd to develop a third hotel-casino on the Marina Site (in addition to the Company's wholly owned hotel-casino and the Circus hotel-casino). In January 1998, the Company notified Circus and Boyd that their respective agreements with the Company relating to the
          Marina  Site  had  terminated.        For information  concerning
          pending litigation with Circus and Boyd arising from such terminations, see "Legal Proceedings" in Item 3 on page 24 of this Form 10-K.

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

          MARKETING

               All of the Company's hotel-casinos operate 24 hours each day, every day of the year. Management does not consider the Company's business, taken as a whole, to be particularly seasonal.

               The level of gaming activity at its casinos is the single largest factor in determining the Company's revenues and operating income. The Company also receives significant revenues from lodging, food and beverage, entertainment and retail operations.

             The  principal   segments  of  the Nevada gaming  market   are
          tour and travel, leisure travel, high-level wagerers and conventions (including small meetings and corporate incentive programs). The Company believes that The Mirage's hotel occupancy and gaming revenues can be maximized through a balanced marketing approach aimed at the high end of each market segment. The marketing strategy for Bellagio and
          Beau  Rivage  will  be  similar   to  that for The  Mirage.   The
          Company's marketing strategy for Treasure Island and the Golden Nugget is aimed at attracting middle- to upper-middle-income wagerers, largely from the leisure travel and, to a lesser extent, the tour and travel segments. The Company believes that the success of its hotel-casinos is also affected by the level of walk-in customers and, accordingly, has designed its facilities to maximize their attraction to guests of other hotels.

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

                The Company, through wholly owned subsidiaries, owns approximately 850 acres of real property located approximately 10 miles north of The Mirage and Treasure Island and five miles north of the Golden Nugget. The Company owns and operates an exclusive world-class golf course and related facilities known as "Shadow Creek" on approximately 240 acres of such property. The Company is currently offering a luxury suite package at its Las Vegas hotel-casinos which includes golf privileges at Shadow Creek. In connection with its marketing activities, the
          Company also makes the course and related facilities available for use, by invitation only, by high-level-wagerer patrons. The Company has contemplated the development of a second golf course adjacent to Shadow Creek, but has indefinitely postponed plans for its construction.

          CREDIT

               Credit play represents a significant portion of the table games volume at The Mirage. The Company's other facilities do not emphasize credit play to the same extent as The Mirage, although credit is made available.

               The  Company  maintains strict controls over the issuance of credit and aggressively pursues collection of its customer receivables. These collection efforts parallel those procedures commonly followed by most large corporations, including the mailing of statements and delinquency notices, personal and other contacts, the use of outside collection agencies and civil litigation. Nevada gaming debts evidenced by credit instruments are enforceable under the laws of Nevada. All other states are required to enforce a judgment on a gaming debt entered in Nevada pursuant to the Full Faith and Credit Clause of the United States Constitution. Gaming debts are not legally enforceable in some foreign countries, but the United States assets of foreign debtors may be reached to satisfy judgments entered in the United States. A significant portion of the Company's accounts receivable is owed by high-level-wagerer customers from the Far East. The collectibility of customer receivables is affected by a number of factors, including changes in currency exchange rates and economic conditions in the customers' home countries.

          SUPERVISION OF GAMING ACTIVITIES

               In  connection with  the supervision of gaming activities at its casinos, the Company maintains stringent controls on the recording of all receipts and disbursements. These audit and cash controls include: locked cash boxes; personnel independent of casino operations to perform the daily cash and coin counts; floor observation of the gaming area; observation of gaming and certain other areas through the use of closed-circuit television; computer tabulation of receipts and disbursements for each of the slot machines and table games; and timely analysis of discrepancies or deviations from normal performance.

          COMPETITION

               The Mirage, Treasure Island and the Golden Nugget compete with a number of other hotel-casinos in Las Vegas. Currently, there are approximately 27 major hotel-casinos located  on  or  near  the  Las  Vegas  Strip,  11  major  hotel-
          casinos located in the downtown area and several major facilities located elsewhere in the Las Vegas area. As of March 1, 1998, there were approximately 102,100 hotel and motel rooms in Las Vegas, compared to approximately 97,300 at December 31, 1996. In addition to Bellagio, there are currently three major new hotel-casinos under construction in Las Vegas. All three are scheduled to open in 1999 and will add a total of approximately 9,700 rooms to the market.

          Another hotel-casino with plans for 2,600 guest rooms and a projected opening date in 2000 recently obtained significant financing. Other major hotel-casinos have been proposed, some of which are likely to be built. Expansion projects at an existing major Las Vegas Strip hotel-casino are also under construction and several other expansion projects have been proposed. Management is unable to determine the extent to which the increased competition will affect the Company's future operating results.

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

               Management   believes   that  the  Golden  Nugget  primarily
          competes with the large hotel-casinos located on or near the Strip, particularly those offering amenities and marketing programs that appeal primarily to the middle- and upper-
          middle-income strata of the gaming populace. The Golden Nugget competes for gaming customers primarily on the basis of the elegance, intimacy and excitement offered by the facility, the quality and relative value of its hotel rooms and restaurants, customer service and its marketing and promotional programs. The Fremont Street Experience attraction was developed in order for the downtown Las Vegas hotel-casinos to compete more effectively with the hotel-
          casinos located on the Las Vegas Strip.       Management believes
          that the competitive pressures of additional guest rooms on the Strip particularly impacted the downtown market in 1997 and will continue to do so during 1998.

               The   Golden   Nugget-Laughlin  competes with  eight  nearby
          hotel-casinos in Laughlin, as well as with hotel-casinos in Las Vegas, Jean and Primm, Nevada and casinos on Indian reservations in Laughlin's regional market, particularly Southern California and Arizona. In recent years, the
          Laughlin market has been adversely affected by increased competition from the expansion of casino gaming in Las Vegas and on Indian reservations in Arizona and elsewhere in the regional market.

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

          EMPLOYEES AND LABOR RELATIONS

               As of March 1, 1998, the Company and its subsidiaries had approximately 14,750 full-time and 2,335 part-time
          employees.       The     Company    and    unions    representing
          approximately 7,000 of its Las Vegas employees recently approved, and the employees ratified, the terms of new collective bargaining contracts that will expire in May 2002. Management considers its employee relations to be excellent.

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

               The laws,  regulations and  supervisory  procedures  of  the
          Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) pro-viding a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on the Registrant's gaming operations.

               The Registrant's direct and indirect subsidiaries that con-duct gaming operations are required to be licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. THE MIRAGE CASINO-HOTEL ("MCH") is registered as an intermediary company and has been found suitable to own the stock of Treasure Island Corp. ("TI Corp."). MCH has also been licensed to conduct nonrestricted gaming operations at The Mirage. TI Corp. has been licensed to conduct nonrestricted gaming operations at Treasure Island. GNLV, CORP. ("GNLV") has been registered as an intermediary company and has been found suitable to own the stock of Golden
          Nugget Manufacturing Corp. ("GNMC"), its inactive subsidiary which is licensed as a manufacturer and distributor of gaming devices. GNLV has also been licensed to conduct nonrestricted gaming operations at the Golden Nugget. GNL, CORP. ("GNL") has been licensed to conduct nonrestricted gaming operations at the Golden Nugget-Laughlin. Bellagio has been registered as an intermediary company and has been found suitable to own the stock of MRGS Corp. ("MRGS"), which has been licensed as a 50% general partner of Victoria Partners. The Registrant is registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and has been found suitable to own the stock of MCH, GNLV, Bellagio and GNL, each of which, together with TI Corp., MRGS and GNMC, is a corporate licensee (individ-ually, a "Gaming Subsidiary" and collectively, the "Gaming Subsidiaries") under the Nevada Act. Victoria Partners has been licensed to conduct nonrestricted gaming operations at Monte Carlo and certain subsidiaries of Circus have been registered or licensed for their ownership of Victoria Partners. The acquisition of BCI is subject to the prior approval of the Nevada Gaming Authorities. Upon receipt of such approval, BCI will become a Gaming Subsidiary.

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

               All  gaming  devices that  are manufactured, sold or distri-
          buted for use or play in Nevada, or for distribution outside of Nevada, must be manufactured by licensed manufacturers and distributed or sold by licensed distributors. All gaming devices manufactured for use or play in Nevada must be approved by the Nevada Commission before distribution or exposure for play. The approval process for gaming devices includes rigorous testing by the Nevada Board, a field trial and a determination as to whether the gaming device meets strict technical standards that are set forth in the regulations of the Nevada Commission. Associated equipment must be administratively approved by the Chairman of the Nevada Board before it is distributed for use in Nevada.

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

               The Registrant may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada or to retire or extend obligations incurred for such purposes. On May 22, 1997, the Nevada Commission granted the Registrant prior approval to make public offerings for a period of two years, subject to certain conditions (the "Shelf Approval"). However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board and must be renewed biannually. The Shelf Approval also applies to any affiliated company wholly owned by the Registrant (an "Affiliate") which is a publicly traded corporation or would become a publicly traded corporation pursuant to a public offering. The Shelf Approval also includes approval for the Gaming Subsidiaries to guarantee any security issued by, or to hypothecate their assets to secure the payment or performance of any obligations issued by, the Registrant or an Affiliate in a public offering under the Shelf Approval. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

               License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to Clark County and the City of Las Vegas, in which the Gaming Subsidiaries' respective operations are con-ducted. Depending upon the particular fee or tax involved, these fees and taxes are payable monthly, quarterly or annually and are based upon: (i) a percentage of the gross revenues received;
          (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the serving of food or refreshments or the selling of merchandise. Nevada licensees that hold a manu-facturer's or distributor's license, such as GNMC, also pay certain fees to the State of Nevada.

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

               The sale of alcoholic beverages at The Mirage, Treasure Island, the Golden Nugget-Laughlin and Monte Carlo, and the sale of alcoholic beverages at the Golden Nugget, are subject to licensing, control and regulation by the Clark County Board and the City of Las Vegas, respectively. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect on the operations of the Gaming Subsidiaries.

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

               All gaming devices that are manufactured, sold or distri-buted for use or play in Mississippi, or for distribution outside of Mississippi, must be manufactured by licensed manufacturers and distributed or sold by licensed distributors. All gaming devices manufactured for use or play in Mississippi must be approved by the Mississippi Commission before distribution or exposure for play. The approval process for gaming devices includes rigorous testing by the staff of the Mississippi Commission, a field trial and a determination as to whether the gaming device meets strict technical standards that are set forth in the regulations of the Mississippi Commission. Associated equipment must be administratively approved by the Executive Director of the Mississippi Commission before it is distributed for use in Mississippi.

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

               In addition to the Registrant, GNLV and Beau Rivage Resorts are required to submit detailed financial and operating reports to the Mississippi Commission. All material loans, sales of securities and similar financing transactions entered into by Beau Rivage Resorts must be reported to or approved by the Mississippi Commission.

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

               The Registrant  may  not  make  a  public  offering  of  its securities without the prior approval of the Mississippi Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Mississippi or to retire or extend obligations incurred for such purposes. On May 29, 1997, the Mississippi Commission granted the Registrant prior approval to make public offerings for a period of one year, subject to certain conditions (the "Mississippi Shelf Approval"). However, the Mississippi Shelf Approval may be rescinded for good cause without prior notice upon the issuance of a stop order by the Executive Director of the Mississippi Commission. The Mississippi Shelf Approval does not constitute a finding, recommendation or approval by the Mississippi Commission as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered.

          Any representation to the contrary is unlawful. The Registrant intends to file an application for renewal of the Mississippi Shelf Approval, which it anticipates will be considered by the Mississippi Commission in May 1998.

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

               The sale of alcoholic beverages at Beau Rivage will be sub-ject to licensing, control and regulation by the Mississippi State Tax Commission (the "Tax Commission"). All licenses are revocable and are not transferable. The Tax Commission has full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect on the operations of Beau Rivage Resorts.

          CERTAIN FORWARD-LOOKING STATEMENTS

               Certain information included in this Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and
          Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include information relating to plans for future expansion and other business development activities as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or international economic conditions, pending litigation, changes in federal or state tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).

          ITEM 2.  PROPERTIES

               The Mirage and Treasure Island share an approximately 100-acre site owned by the Company.

                The Golden Nugget occupies approximately seven and one-half acres. The improvements and approximately 90% of the underlying land are owned by the Company. The remaining land is held under three separate ground leases that expire
          (giving   effect   to  renewal  options)  on dates  ranging  from
          2025 to 2046.

               The Golden Nugget-Laughlin, including approximately two acres underlying the motel in Bullhead City, Arizona, occupies an aggregate of approximately 15-1/2 acres. All of the property is owned by the Company.

               The Bellagio site comprises approximately 120 acres, all of which is owned by the Company except for one acre held under a ground lease that expires (giving effect to renewal options) in 2073.

               Monte Carlo occupies approximately 46 acres owned by Victoria Partners. At March 1, 1998, Monte Carlo was subject to aggregate encumbrances approximating $99.2 million.

               The   Company  owns  approximately 850 contiguous  acres  of
          land  in  North Las  Vegas,  including  240  acres   occupied  by
          Shadow Creek.

               The Beau Rivage site comprises approximately 23 acres in Biloxi, Mississippi owned by the Company. The Company also owns several other parcels of land in the Biloxi area, including approximately 508 acres for the potential development of a world-class 18-hole golf course.

               The  Company  owns  approximately  180 acres (125  acres  of which are developable) in the Marina area of Atlantic City, New Jersey. The Company is designing a major new hotel-casino resort which it currently intends to construct on the Marina Site.

               The Company also owns or leases various other improved and unimproved property in Las Vegas, Atlantic City and other locations in the United States and certain foreign countries. The book value of such property at March 1, 1998 was approximately $121 million.

          ITEM 3.  LEGAL PROCEEDINGS

               On  February  2,  1998, Boyd filed a complaint  against  the
          Company in Superior Court for Atlantic County, New Jersey. The complaint alleges that the Company's January 1998 termination of the May 29, 1996 joint venture agreement between the Company and Boyd relating to the development, ownership and operation of a hotel-casino on the Marina Site was improper. The complaint alleges, among other counts, breach of contract, breach of fiduciary duty, breach of implied covenant of good faith and fair dealing, fraud and concealment, and seeks, among other relief, unspecified compensatory and punitive damages, specific performance and imposition of a constructive trust for the benefit of Boyd.

               On February 4, 1998, the Company filed a complaint for declaratory relief against Circus in District Court for Clark County, Nevada (the "Nevada Action"). The complaint seeks a judgment declaring that the May 30, 1996 agreement between the Company and Circus relating to the sale of a portion of the Marina Site to Circus is of no further force and effect. On February 13, 1998, Circus filed a complaint against the Company in Superior Court for Atlantic County, New Jersey (the "New Jersey Action"). The complaint alleges that the Company's ter-mination of the May 30, 1996 agreement between the Company and Circus was improper. The complaint alleges, among other counts, breach of contract, breach of fiduciary duty, breach of express and implied covenants of good faith and fair dealing, fraud and misrepresentation and unjust enrichment, and seeks, among other relief, unspecified compensatory and punitive damages, specific performance and imposition of a constructive trust for the benefit of Circus. On March 4, 1998, the Company filed a motion to dismiss or stay the New Jersey Action and Circus filed a motion to dismiss or stay the Nevada Action.

               The Company has been discussing the terms of possible new agreements with Boyd and Circus relating to the Marina Site and termination of the existing litigation, but there can be no assurance that any such agreement will be reached.

               On April 26, 1994, a complaint in a class action lawsuit was filed in the United States District Court for the Middle District of Florida against 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company. On May 10, 1994, a complaint in a class action lawsuit alleging substantially identical claims was filed by another plaintiff in the same court against 48 defendants, including the Company. On September 26, 1995, a complaint in a class action lawsuit alleging substantially identical claims was filed by a third plaintiff in the United
          States District Court for the District of Nevada against 45 defendants, including the Company. The three cases have been consolidated in the United States District Court for the District of Nevada. The consolidated complaint alleges that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce persons to play video poker and electronic slot machines by collectively misrepresent-ing how the gaming machines operate, as well as the extent to which there is an opportunity to win. The complaint alleges violations of the Racketeer Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seeks unspecified compensatory and punitive damages. In December 1997, the court granted in part and denied in part the defendants' motions to dismiss the complaint for failure to state a claim and ordered the plaintiffs to file an amended complaint, which was filed in January 1998. The defendants filed an answer to the amended complaint in February 1998. Management believes that the claims against the Company are without merit and intends to continue to defend the case vigorously.

               On December 12, 1997, the trustee of the bankruptcy estate of Ken Mizuno ("Mizuno") filed a complaint against the Company in the United States Bankruptcy Court for the Central District of California, which was amended in February 1998. The amended complaint alleges that Mizuno, a Japanese national and former casino customer of the Company, repaid various debts to the Company's casinos prior to the commencement of Mizuno's bank-ruptcy case in 1992 for which Mizuno was not legally liable and which were not legally collectible under Japanese law. The amended complaint alleges that such repayments constituted fraud-ulent transfers under federal and state law and seeks to require the Company to pay the value of the transfers, aggregating not less than $61,418,250, together with interest thereon, to the bankruptcy trustee. The case is in the early discovery stage. Management believes that the Company has meritorious defenses to the claims of the trustee and intends to defend the case vigorously.

               The Company (including its subsidiaries) is also a defendant in various other lawsuits, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such pending litigation, in the aggregate, will have a material adverse effect on the Company.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

                                       PART II

          ITEM 5.  MARKET  FOR REGISTRANT'S   COMMON  EQUITY   AND  RELATED
                   STOCKHOLDER MATTERS

               The Company's common stock is traded on the New York Stock Exchange and the Pacific Exchange under the symbol MIR. The following table sets forth, for the calendar quarters indi-cated, the high and low sale prices of the common stock on the New York Stock Exchange Composite Tape.

                                             1997                1996
                                       ----------------    ----------------
                                         HIGH     LOW        HIGH     LOW
                                       -------  -------    -------  -------
             First quarter............ $25 7/8  $21 1/8    $24      $16 5/8
             Second quarter...........  25 7/8   19 7/8     29 5/8   22
             Third quarter............  30 3/8   23 3/4     27 1/4   18 3/4
             Fourth quarter...........  30 1/8   20 1/2     27 1/2   20 3/8

               There were approximately 13,100 record holders of the Company's common stock as of March 27, 1998.

               The  Company  paid no  dividends in 1997 or 1996.   Refer to
          Exhibit 10(pp) to this Form 10-K, and Note 4 of Notes to Consolidated Financial Statements referred to in Item 14(a)(1) of this Form 10-K, for information concerning a covenant contained in the Company's bank credit agreement restricting the ability of the Company to pay cash dividends on its common stock prior to the opening of Bellagio.

          ITEM 6.  SELECTED FINANCIAL DATA

                                                            YEAR ENDED DECEMBER 31
                                             ----------------------------------------------------
                                               1997     1996 (a)     1995       1994     1993 (b)
                                             --------   --------   --------   --------   --------
                                                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
          OPERATING RESULTS
            Gross revenues.................  $1,546.0   $1,496.3   $1,453.7   $1,370.9   $1,053.4
            Promotional allowances.........    (127.4)    (128.8)    (123.0)    (116.7)    (100.1)
            Net revenues...................   1,418.6    1,367.5    1,330.7    1,254.2      953.3
            Operating income...............     326.0      312.7      284.1      237.8      131.7
            Income before extraordinary
              item (c).....................     209.8      206.0      169.9      124.7       48.1
            Net income.....................     207.6      206.0      163.2      114.3       29.2
            Income per share before
              extraordinary item (c)
                Basic......................  $   1.17   $   1.13   $   0.93   $   0.69   $   0.31
                Diluted....................  $   1.09   $   1.05   $   0.88   $   0.66   $   0.29
            Net income per share
                Basic......................  $   1.16   $   1.13   $   0.89   $   0.63   $   0.19
                Diluted....................  $   1.08   $   1.05   $   0.85   $   0.60   $   0.18

          OTHER DATA
            Interest expense, net of
              amounts capitalized..........  $    7.7   $    6.8   $   23.2   $   44.2   $   63.5
            Net cash provided by
              operating activities.........     291.3      331.9      327.0      286.8      208.9
            Capital expenditures...........   1,058.9      407.3      183.0       71.9      432.4

          YEAR-END STATUS
            Construction in progress.......  $1,261.1   $  355.9   $   84.5   $   25.3   $   24.7
            Total assets...................   3,347.4    2,143.5    1,791.7    1,641.4    1,705.3
            Long-term debt, net of
              current maturities...........   1,396.7      468.1      248.5      359.6      535.0
            Stockholders' equity (d).......   1,512.5    1,290.9    1,209.3    1,030.9      910.9
            Shares outstanding.............     179.4      178.3      183.3      182.0      181.2

            ----------
            (a)  Monte Carlo opened on June 21, 1996.
            (b)  Treasure Island opened on October 26, 1993.
            (c)  Before extraordinary losses on early retirements of debt.
            (d) The Company paid no dividends during the five-year period ended December 31, 1997.

          ITEM 7.  MANAGEMENT'S  DISCUSSION   AND   ANALYSIS  OF  FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

          RESULTS OF OPERATIONS

               The Company achieved record earnings in 1997. Income before extraordinary item of $209.8 million ($1.09 per share) surpassed the previous records of $206.0 million ($1.05 per share) and $169.9 million ($0.88 per share) attained in 1996 and 1995, respectively.

               Net revenues grew by $51.0 million, or 4%, over 1996. Casino revenues increased 4%, principally due to a 14% increase in baccarat play at The Mirage combined with a significantly higher win percentage. This offset slight declines in slot revenues and activity at table games other than baccarat, which management attributes to increases in competition. The Company-wide table games win percentage was 21.5% in 1997, compared with 19.3% in 1996 and 20.2% in 1995. During 1997, the Company
          also benefited from an additional $20.3 million earnings contribution from Monte Carlo, reflecting that resort's first full year of operation.

               The increase in baccarat play during 1997 was achieved notwithstanding the economic and currency declines in certain countries in the Far East, which occurred principally in the second half of 1997. Baccarat is the game of choice of V.I.P. customers from the Far East. Baccarat revenues are traditionally volatile, and short-term swings in the level of play are common. Nevertheless, management expects the level of baccarat play during 1998 to be significantly lower than in 1997 due to the Far East declines.

               Monte Carlo opened on June 21, 1996, and reported gross revenues of $262.8 million and operating income of $69.1 million during 1997, its first full year of operation. During slightly over six months of operation in 1996, the new resort generated gross revenues of $147.3 million and operating profit, before a one-time charge for preopening costs of $11.2 million, of $38.5 million. After deducting net interest expense, this unconsolidated joint venture contributed $29.6 million to the Company's pre-tax earnings in 1997, versus $9.3 million ($14.9 million before preopening costs) for the partial year of operation during 1996.

               Siegfried  &  Roy  at The  Mirage  and Mystere  at  Treasure
          Island continue to be two of the most successful theatrical productions in history. During 1997, both productions played to near full capacity, at a combined average ticket price that was approximately 7% higher than in 1996. Principally due to the success of these two productions, net entertainment revenues grew by $3.4 million, or 4%, over 1996. The Company's other non-casino revenues were down by a combined 1%, resulting in a slight decline in total net non-casino revenues. In 1997, net non-casino revenues accounted for 44% of the Company's total net revenues, excluding Monte Carlo. This compares with 45% in 1996 and 41% in 1995.

               The  growth  in  the  Company's  earnings  during  1997  was achieved despite a significant increase in mid-market competi-tion. According to the Las Vegas Convention and Visitors Authority, the number of total available guest room nights in Las Vegas increased by approximately 11% in 1997 versus 1996, while total occupied room nights rose by approximately 6%. As a result, city-wide room occupancy declined to 86.4%, versus 90.4%.

               The Company was less affected during 1997 than much of its competition. Company-wide standard guest room occupancy remained high (98.0%, versus 98.8% in 1996 and 98.3% in 1995) and the average standard room rate at the Company's Las Vegas hotels rose slightly to $93, compared to $92 in 1996 and $82 in 1995. However, competition, particularly in the mid-market segment, remains high. Management anticipates continued pressure on hotel occupancy and room rates during 1998. The growth in the number of available guest room nights in 1998, however, is anticipated to be less than it was in 1997 and less than it is expected to be in 1999.

               Construction disruptions also impacted the Company's earnings during 1997. At Treasure Island, a luxurious new hotel lobby was completed in early August, a new retail outlet opened in September and a new Italian restaurant opened in December. The Company also completed the refurbishment of 1,382 standard guest rooms at the Golden Nugget in downtown Las Vegas, resulting in approximately 3% fewer available room nights at the facility during 1997 than in 1996. This reduction in available room inventory and the lower occupancy levels, as partially offset by slightly higher room rates, resulted in a 2% decline in Company-wide net room revenues.

               During 1996, the Company's net revenues excluding Monte Carlo grew by $27.5 million over 1995. Non-casino revenues net of promotional allowances increased by 10%, reflecting growth in revenue contribution from all departments. Net room revenues increased by 15% in 1996. A $50 million program was completed in August 1995 to substantially upgrade the quality of The Mirage's guest rooms. A smaller guest room refurbishment project was also completed in 1995 at the Golden Nugget-Las Vegas. Completion of these two projects resulted in approximately 4% more available room nights in 1996 than 1995, and the resultant higher quality of its guest rooms allowed the Company to achieve a 12% increase in the average standard room rate at its Las Vegas hotels. The increase in the average room rate, in turn, helped the Company realize an increase in the gross margin on room revenues.

               Net entertainment revenues in 1996 grew by $6.4 million, or 8%, over 1995. Similar to 1997, the remarkable success of Siegfried & Roy and Mystere was the major contributor to this growth. During 1996, both productions played to near full capacity, at a combined average ticket price that was 7% higher than in 1995. The increase in the average ticket price resulted in an improvement in gross margins and profitability. Net food and beverage and retail revenues were also solid con-tributors, increasing 9% and 5%, respectively, over 1995.

               The growth in operating results in 1996 was achieved despite a 7% decline in table games revenues caused by a reduction in both the level of play and the win percentage for baccarat. Excluding baccarat, table games revenues in 1996 increased by 3% over 1995. Slot revenues increased by 1% over 1995.

          OTHER FACTORS AFFECTING EARNINGS

               In response to the increased competitive pressures in the Las Vegas market and in preparation for the opening of Bellagio, the Company heightened its marketing and promotional efforts during 1997. The costs associated with these additional efforts caused the 8% increase in casino costs and expenses and the small decline in the operating margin at the Company's wholly owned facilities.

               Following an $8.5 million decline in 1996, the Company's provision for losses on receivables increased by $4.7 million during 1997. This increase primarily reflects the growth in table games revenues and in particular the level of table games credit play. The decline in 1996 is attributable to favorable collection experience, as well as a reduction in the level of table games credit play. The provision for losses on receivables was approximately 5% of total table games revenues in 1997, compared with approximately 4% in 1996 and 6% in 1995.

               The enhancement projects completed during 1997 at Treasure Island began in November 1996. The construction had little impact on operating results during 1996, but general and administrative expense included a $5.4 million charge related to the abandonment of property associated with the new construc-tion. The Company recorded a similar charge of $2.7 million during 1997 associated with the construction of Melange, a new gourmet restaurant at The Mirage that opened in August, and a new employee parking garage that was completed in March 1998. Various projects resulted in a similar charge of $3.6 million in 1995.

               Corporate expense declined by 8% in 1997, principally due to a gain associated with the sale of one of the Company's corporate aircraft. The 12% decline in corporate expense in 1996 primarily relates to a reduction in the Company's expansion efforts in emerging gaming jurisdictions in order to concentrate on the construction of Bellagio and Beau Rivage and development of possible future projects in Atlantic City.

               The  Company's  growing  investment  in these  new  projects also had a significant impact on the components of interest expense during 1997. Interest cost and interest capitalized more than doubled in 1997 versus 1996. The impact on interest cost was less significant in 1996, as the Company was able to fund much of the early phases of construction from operating cash flow.

               In February 1996, the Company sold its 50% equity interest in a small casino located near Iguazu Falls, Argentina for $12.5 million in cash. The sale resulted in a pre-tax gain of $8.0 million, which is included in "Other, including interest income" in 1996.

               In 1995, the Company retired some of its more expensive debt prior to its scheduled maturity. Although the retirement was financially advantageous to the Company, the call premium and the write-off of the related unamortized debt issuance costs resulted in an extraordinary charge, net of applicable income tax benefit, of $6.8 million. The Company recorded a similar charge of $2.2 million in 1997 associated with amending and increasing the size of its revolving bank credit facility. There were no such charges in 1996.

          CAPITAL RESOURCES, CAPITAL SPENDING AND LIQUIDITY

               Net cash provided by operating activities (as shown in the Consolidated Statements of Cash Flows) was $291.3 million in 1997, versus $331.9 million in 1996 and $327.0 million in 1995. Although the Company's operating income grew by over 4% in 1997, the earnings contribution from Monte Carlo (which was $20.3 million greater in 1997 than in 1996) was not distributed to the Company. Instead, the joint venture is using Monte Carlo's cash flow to reduce its outstanding debt. From opening to December 31, 1997, the joint venture repaid nearly half of Monte Carlo's approximately $210 million original construction debt.

               The Company's operating cash flow in 1997 was also impacted by a significant increase in receivables, a substantial portion of which occurred near year-end. The associated revenues are included in the Company's 1997 operating income;
          however, due to the normal timing of collections, a large portion of the receivables remained outstanding at year-end. Operating cash flow in both 1997 and 1996 was affected by cash payments for income taxes that represented a higher percentage of the Company's tax provision than in 1995. These additional tax payments are principally due to the normal reversal of temporary book/tax differences relating to the depreciation of property and equipment and the exhaustion of the Company's alternative minimum tax credit in 1996.

               The Company's capital spending has increased significantly with the ongoing construction of Bellagio and Beau Rivage. Capital expenditures totaled approximately $1.1 billion in
          1997, versus $407.3 million in 1996 and $183.0 million in 1995. Including land, capitalized interest and preopening costs, but excluding fine art acquired for display and resale at
          Bellagio, Bellagio is expected to cost approximately $1.6 billion and Beau Rivage is expected to cost approximately $600 million. Of such amounts, the Company had incurred approxi-mately $906 million associated with Bellagio and $238 million associated with Beau Rivage at December 31, 1997. Bellagio is scheduled to open in October 1998 and Beau Rivage is expected to open in the first quarter of 1999.

               Capital expenditures in 1997 and 1996 include $150.4 million and $39.9 million, respectively, associated with the purchase of works of fine art for display and resale at Bellagio. During 1997, the Company sold one of such works costing approximately $3.0 million for $3.3 million in cash. In January 1998, the Company also sold four works to its
          Chairman for a total sale price of approximately $25.6 million. The sale price was equal to the amount paid by the Company for the works in the fourth quarter of 1997. Pursuant to the sales agreement and a subsequent amendment, the Company is renting from its Chairman, on a month-to-month basis, three of the four purchased works of art, and eight additional works of fine art purchased by its Chairman from independent third parties, for public display at the Company's hotel-casinos. The monthly rental in effect at March 15, 1998 was $406,320, which equates to an annual rental of approximately 4% of the art's $121.4 million aggregate purchase price. This is substan-tially less than the Company's current cost of borrowing.

               In January 1998, the City of Atlantic City conveyed to the Company a total of approximately 180 acres (125 acres of which are developable) in the Marina area of the City (the "Marina Site") in exchange for the Company agreeing to develop a hotel-casino on the Marina Site. The Company has also agreed to undertake certain other obligations, including remediation of environmental contamination on the Marina Site. Additionally, the Company has entered into an agreement with the New Jersey Department of Transportation and the South Jersey Transportation Authority ("SJTA") with respect to the construction and joint funding of road improvements designed to improve access to the Marina area. The Company agreed to fund $110 million of the estimated $330 million total cost of the road improvements, with the balance to be funded by the other two parties to the agreement. In October 1997, the contractor commenced the design phase of the road improvement project, which is being undertaken pursuant to a fixed-price design/build contract. Also in October, the Company and SJTA funded their respective $110 million and $125 million portions of the cost of the road improvements. Such funds were deposited in escrow accounts and are restricted for the construction of the road improvement project.

               Numerous governmental permits must be received and various other conditions must be satisfied before construction can commence on the road improvement project and the Company's hotel-casino. Accordingly, there can be no assurance that the Company will construct a hotel-casino in Atlantic City or as to the timing or cost of construction. The hotel-casino is in the early design stage and a project budget has not yet been developed.

               On December 22, 1997, the Company entered into agreements to acquire Boardwalk Casino, Inc. ("BCI") and certain related assets. This acquisition, combined with adjacent parcels of land acquired during 1997, will provide the Company with approximately 12 acres with 817 feet of frontage on the Las Vegas Strip at a total cost of approximately $140 million. Of such amount, the Company had expended approximately $75 million at December 31, 1997. The expenditure of most of the remaining $65 million is expected to occur during the first half of 1998. The BCI acquisition, together with adjacent land owned by the Company (including a portion of the Bellagio site not required for Bellagio) and land the Company has agreed to acquire in an exchange with Monte Carlo, would afford the Company a 42-acre site for potential future development on the Las Vegas Strip, between and contiguous to Bellagio and Monte Carlo. The design, timing and cost of any such future development is still highly uncertain.

               The  Company is funding its capital expenditure requirements utilizing its operating cash flow, bank credit facility and commercial paper borrowings and issuances of long-term debt securities. In March 1997, the availability under the Company's $1 billion bank credit facility was increased to $1.75 billion and the maturity date was extended from May 1999 to March 2002. The loan agreement governing the bank credit facility provides that the Company's Leverage Ratio (as defined) may not exceed 5 to 1 in 1998, except that the maximum permitted ratio at September 30, 1998 is 5.85 to 1. At December 31, 1997, the Company's Leverage Ratio was 3.37 to 1.

               In response to declines in interest rates, as well as to manage the mix of its fixed and variable rate debt instruments and lengthen the term of its debt structure, during the past 12 months the Company has issued $700 million principal amount of the lowest cost fixed-rate debt in its history. In August 1997, the Company received net proceeds of approximately $296.1 million from the issuance of $200 million principal amount of 6 3/4% unsecured notes due August 2007 and $100 million principal amount of 7 1/4% unsecured debentures due August 2017. In February 1998, the Company received net proceeds of approximately $394.7 million from the issuance of $200 million principal amount of 6 5/8% unsecured notes due February 2005 and $200 million principal amount of 6 3/4% unsecured notes due February 2008. The notes issued in February 1998 were issued pursuant to a shelf registration statement filed with the Securities and Exchange Commission in October 1997 that allows the Company to issue a total of up to $750 million of debt or equity securities or any combination thereof.

               Further  reducing  the cost  of its  outstanding borrowings, on March 15, 1998, the Company used bank credit facility and commercial paper borrowings to fund the maturity of its $133 million principal amount of zero coupon first mortgage notes and to redeem all $100 million principal amount of its 9 1/4% senior subordinated notes. The 9 1/4% notes, scheduled to mature in March 2003, were redeemed at 104.11% of the principal amount. Although the redemption was financially advantageous to the Company, the call premium and the write-off of the unamortized debt issuance costs resulted in an extraordinary loss of $3.5 million, net of applicable income tax benefit of $1.9 million, which will be reflected in the Company's 1998 first quarter operating results. On March 16, 1998, subsequent to these two transactions, outstanding bank credit facility and commercial paper borrowings totaled $655.7 million, leaving approximately $1.1 billion available.

               Management believes that existing cash balances, operating cash flow and available borrowing capacity will provide the Company with sufficient resources to meet its existing debt obligations and foreseeable capital expenditure requirements.

          REGULATION AND TAXES

               The Company is subject to extensive regulation by the Nevada and Mississippi gaming authorities and will be subject to regulation, which may or may not be similar to that in Nevada, by the appropriate authorities in New Jersey and any other jurisdiction in which it may conduct gaming activities in the future. Changes in applicable laws or regulations could have a significant impact on the Company's operations. Pursuant to legislation enacted in 1996, a federal commission is in the process of conducting a two-year study of the gaming industry in the United States and will report its findings and recommendations to Congress.

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

          MARKET RISK

               Market  risk   is  the  risk  of loss arising  from  adverse
          changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Company's primary exposure to market risk is interest rate risk associated with its long-term debt. To date, the Company has not invested in derivative- or foreign currency-based financial instruments. The Company attempts to limit its exposure to interest rate risk by managing the mix of its long-term fixed-rate borrowings and short-term borrowings under its revolving bank credit facility (the "Bank Facility") and commercial paper program.

               The following table provides information about the Company's long-term debt at March 16, 1998.

                                                           Maturity       Face     Carrying   Estimated
                                                             Date        Amount     Value     Fair Value
                                                          ----------    --------   --------   ----------
                                                                             (Dollars in millions)
             Bank Facility borrowings, at a weighted
               average interest rate of approximately     Various to
               5.82% ...................................  May 1998      $  280.0   $  280.0    $  280.0
             Commercial paper notes, at a weighted
               average effective interest rate of         Various to
               approximately 5.77%......................  June 1998        380.0      375.7       375.7
             6 5/8% notes ..............................  Feb. 2005        200.0      199.0       197.9
             7 1/4% notes ..............................  Oct. 2006        250.0      249.7       256.6
             6 3/4% notes ..............................  Aug. 2007        200.0      199.1       198.1
             6 3/4% notes ..............................  Feb. 2008        200.0      198.9       197.4
             7 1/4% debentures .........................  Aug. 2017        100.0       99.7        99.1
             Other notes, at a weighted average           Various to
               interest rate of approximately 6.8%......  Sept. 2007         6.2        6.2         6.2
                                                                        --------   --------    --------
                                                                        $1,616.2   $1,608.3    $1,611.0
                                                                        ========   ========    ========

               Borrowings under the Bank Facility bear interest, at the Company's option, at the prime rate or at a specified premium over the one-, two-, three- or six-month London Interbank Offered Rate ("LIBOR"). Alternatively, the Company may request interest rate bids from the participating banks. The Company is required to pay an additional 0.10% per annum on LIBOR-based borrowings when its Leverage Ratio exceeds 3.5 to 1. At December 31, 1997, the Company's Leverage Ratio was 3.37 to 1. It is anticipated that the Company will be subject to this higher rate for approximately one year beginning June 1, 1998. The Company's commercial paper notes are backed by the Bank Facility. Borrowings under the Bank Facility and commercial paper program are classified as long-term debt because management intends to replace such borrowings as they come due and to have such borrowings outstanding for a period greater than one year. However, the amount of outstanding borrowings is expected to fluctuate and may be reduced from time to time. The Bank Facility matures in March 2002.

          RECENTLY ISSUED ACCOUNTING STATEMENTS

               In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130 - Reporting Comprehensive Income, and No. 131 - Disclosures About Segments of an Enterprise and Related Information. The Company will adopt the provisions of these new accounting statements in 1998. Management believes that adoption of these provisions will not have a material impact on the Company's reported financial position or results of operations.

          YEAR 2000 COMPLIANCE

               In the past, many computer software programs were written using two digits rather than four to define the applicable year. As a result, date-sensitive computer software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failures or miscalculations, and is generally referred to as the "Year 2000" problem. A comprehensive review of the Company's computer systems has been completed and an extensive program is currently in process to modify or replace those systems that are not Year 2000 compliant. Management believes that the Company's systems are compliant or will be compliant by mid-1999. All maintenance and modification costs are being expensed as incurred, while the cost of new software, when material, is being capitalized and amortized over its expected useful life. The cost of the Year 2000 compliance program has not been and is not anticipated to be material to the Company's financial position or results of operations.

          ITEM 7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES ABOUT
                    MARKET RISK

               There is incorporated by reference the information appearing under the caption "Market Risk" in Item 7 of this Form 10-K.

          ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               The Consolidated Financial Statements and Notes to Consolidated Financial Statements of Mirage Resorts, Incorporated and Subsidiaries, referred to in Item 14(a)(1) of this Form 10-K, are included at pages 49 to 69.

          ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None.

                                      PART III

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               There is incorporated by reference the information appearing under the caption "Directors and Executive Officers" in the Company's definitive Proxy Statement for its May 21, 1998 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission (the "Proxy Statement").

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

          ITEM 14.  EXHIBITS,  FINANCIAL STATEMENT  SCHEDULES  AND  REPORTS
                    ON FORM 8-K

            (a)(1). FINANCIAL STATEMENTS.

                    Included in Part II of this Report:

                      Report of Independent Public Accountants

                      Consolidated Balance  Sheets - December  31, 1997 and
                      1996

                      Years ended December 31, 1997, 1996 and 1995

                        Consolidated Statements of Income

                        Consolidated Statements of Stockholders' Equity

                        Consolidated Statements of Cash Flows

                      Notes to Consolidated Financial Statements

            (a)(2). FINANCIAL STATEMENT SCHEDULES.

                    Included in Part IV of this Report:

                      Years ended December 31, 1997, 1996 and 1995

                        Schedule II - Valuation and Qualifying Accounts

               Schedules other than that listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

            (a)(3). EXHIBITS.

                  2(a) Agreement and Plan of Merger, dated December 22, 1997, among Registrant, Mirage Acquisition Sub, Inc. and BCI (without schedules). Incorporated by reference to Exhibit 2 to the
                            Schedule 13D, dated December 29, 1997, filed by Registrant with respect to BCI (the "Schedule 13D").

                  2(b) Agreement, dated December 22, 1997, among Registrant, Diversified Opportunities Group Ltd., Jacobs Entertainment Nevada, Inc. and Jeffrey P. Jacobs. Incorporated by reference to Exhibit 5 to the Schedule 13D.

                  2(c) Agreement, dated December 22, 1997, between Registrant and Avis P. Jansen, individually, as executrix ("Executrix") of the Estate of Norbert W. Jansen and as trustee ("Trustee") for the Jansen Family Trust under an Agreement dated July 14, 1993 (the "Jansen Agreement") (without exhibits). Incorporated by reference to Exhibit 3 to the Schedule 13D.

                  2(d) Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of December 22, 1997, between Restaurant Ventures of Nevada, Inc. and Avis Jansen, as Trustee (without exhibits). Incorporated by reference to Exhibit 4 to the
                            Schedule 13D.

                  3(i)(a) Restated Articles of Incorporation of Registrant. Incorporated by reference to
                            Exhibit 3(i) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1993.

                  3(i)(b) Amended and Restated Certificate of Division of Shares into Smaller Denominations Pursuant to N.R.S. Section 78.207 of Registrant, filed October 14, 1993. Incorporated by reference to
                            Exhibit 2.2 to Amendment No. 3 to Registrant's Registration Statement on Form 8-A dated October 19, 1993.

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

                  4(a) Indenture, dated as of October 15, 1996, between Registrant and Firstar Bank of Minnesota, N.A., as trustee (the "1996 Shelf Indenture"). Incorporated by reference to
                            Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 (the "September 1996 Form 10-Q").

                  4(b) Supplemental Indenture, dated as of October 15, 1996, to the 1996 Shelf Indenture, with respect to Registrant's 7.25% Senior Notes Due October 15, 2006. Incorporated by reference to Exhibit
                            4.2 to the September 1996 Form 10-Q.

                  4(c) Indenture, dated as of August 1, 1997, between Registrant and First Security Bank, National Association, as trustee (the "1997 Shelf Indenture"). Incorporated by reference to
                            Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 (the "June 1997 Form 10-Q").

                  4(d) Supplemental Indenture, dated as of August 1, 1997, to the 1997 Shelf Indenture, with respect to Registrant's 6.75% Notes Due August 1, 2007 and 7.25% Debentures Due August 1, 2017. Incorporated by reference to Exhibit 4.2 to the June 1997 Form 10-Q.

                  4(e) Indenture, dated as of February 4, 1998, between Registrant and PNC Bank, National Association, as trustee (the "1998 Shelf Indenture").

                  4(f) Supplemental Indenture, dated as of February 4, 1998, to the 1998 Shelf Indenture, with respect to Registrant's 6.625% Notes Due February 1, 2005 and 6.75% Notes Due February 1, 2008.

                  10(a)* Forms of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit 10(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

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

                  10(g)* Executive Retirement Plan Agreement, dated as of December 1, 1986, between Registrant and James E. Pettis. Incorporated by reference to Exhibit 10(mm) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

                  10(h)* Amended and Restated 1992 Non-Employee Director Stock Option Plan. Incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996.

                  10(i) Easement, dated December 28, 1990, from MH, INC. in favor of Stephen A. Wynn. Incorporated by reference to Exhibit 10(ll) to Amendment No. 1 to the Registration Statement filed by GNS FINANCE CORP. and MCH on Form S-1 under the Securities Act of 1933 (No. 33-38496).

                  10(j)* Employment Agreement, dated as of August 18, 1992, between Registrant and Frank Visconti. Incorporated by reference to Exhibit 19.4 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1992.

                  10(k)* Employment Agreement, dated as of August 16, 1995, between Registrant and James E. Pettis. Incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 (the "September 1995 Form 10-Q").

                  10(l)* Employment Agreement, dated December 16, 1992, between Registrant and Stephen A. Wynn. Incorporated by reference to Exhibit 10(zz) to the 1992 Form 10-K.

                  10(m) Lease, dated September 4, 1962, and Agreement, dated March 25, 1975, between the Trustees of the Fraternal Order of Eagles, Las Vegas Aerie 1213, and Registrant. Incorporated by reference to Exhibit 10(c) to the Registration Statement filed by GNLV FINANCE CORP. and GNLV on Form S-1 under the Securities Act of 1933 (No. 33-5694) (the "GNLV Form S-1").

                  10(n) Lease Agreement, dated July 1, 1973, and Amendment to Lease, dated February 27, 1979, between First National Bank of Nevada, Trustee under Private Trust No. 87, and Registrant. Incorporated by reference to Exhibit 10(d) to the GNLV Form S-1.

                  10(o) Lease, dated April 30, 1976, between Elizabeth Properties Trust, Elizabeth Zahn, Trustee, and Registrant. Incorporated by reference to
                            Exhibit 10(e) to the GNLV Form S-1.

                  10(p)* Amended and Restated 1994 Cash Bonus Plan. Incorporated by reference to Exhibit 10(qq) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (the "1994 Form 10-K").

                  10(q) Joint Venture Agreement of Victoria Partners, dated as of December 9, 1994, among MRGS Corp., Gold Strike L.V. and Registrant (without exhibit) (the "Joint Venture Agreement"). Incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K dated December 9, 1994 (the "December 1994 Form 8-K").

                  10(r) Reducing Revolving Loan Agreement, dated as of December 21, 1994, among Victoria Partners, each Bank party thereto, The Long-Term Credit Bank of Japan, Ltd., Los Angeles Agency and Societe Generale, as Co-Agents, and Bank of America National Trust and Savings Association, as Administrative Agent (without schedules or exhibits) (the "Victoria Partners Loan Agreement"). Incorporated by reference to
                            Exhibit 99.2 to Amendment No. 1 to the December 1994 Form 8-K on Form 8-K/A.

                  10(s) Amendment No. 1 to the Victoria Partners Loan Agreement, dated as of January 31, 1995. Incorporated by reference to Exhibit 10(uu) to the 1994 Form 10-K.

                  10(t)* 1995 Stock Option and Stock Appreciation Rights Plan. Incorporated by reference to Exhibit A to Registrant's definitive Proxy Statement filed on April 18, 1995 under cover of Schedule 14A.

                  10(u) Amendment No. 1 to the Joint Venture Agreement, dated as of April 17, 1995. Incorporated by reference to Exhibit 10(c) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995 (the "March 1995 Form 10-Q").

                  10(v) Amended and Restated Lease, dated as of April 26, 1995, between MKB Company and Beau Rivage (without exhibits). Incorporated by reference to Exhibit 10(e) to the March 1995 Form 10-Q.

                  10(w) Amendment No. 2 to the Victoria Partners Loan Agreement, dated as of June 30, 1995 (without exhibit). Incorporated by reference to Exhibit
                            10.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995 (the "June 1995 Form 10-Q").

                  10(x) Amendment No. 3 to the Victoria Partners Loan Agreement, dated as of July 28, 1995. Incorporated by reference to Exhibit 10.3 to the June 1995 Form 10-Q.

                  10(y) Amendment No. 2 to the Joint Venture Agreement, dated as of September 25, 1995. Incorporated by reference to Exhibit 10.4 to the September 1995 Form 10-Q.

                  10(z)* Employment Agreement, dated as of December 29, 1995, between Registrant and Thomas L. Sheer. Incorporated by reference to Exhibit 10(bbb) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "1995 Form 10-K").

                  10(aa) Amendment No. 4 to the Victoria Partners Loan Agreement, dated as of October 16, 1995. Incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of Circus
                            (Commission File No. 1-8570) for the fiscal quarter ended October 31, 1995.

                  10(bb)*   Executive    Medical     Reimbursement    Plan.
                            Incorporated by reference to Exhibit 10(hhh) to the 1995 Form 10-K.

                  10(cc) Amendment No. 3 to the Joint Venture Agreement, dated as of February 28, 1996. Incorporated by reference to Exhibit 10(nnn) to the 1995 Form 10-K.

                  10(dd) Agreement, dated as of March 7, 1995, between Atlandia Design and Furnishings, Inc. ("Atlandia") and Marnell Corrao Associates (without schedules). Incorporated by reference to Exhibit 10(ooo) to the 1995 Form 10-K.

                  10(ee) An Agreement Between the City of Atlantic City and Mirage Resorts, Incorporated for the Development of the Huron North Redevelopment Area, dated May 3, 1996 (without exhibits). Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996 (the "March 1996 Form 10-Q").

                  10(ff) Completion Guaranty by Registrant in favor of the City of Atlantic City, dated as of May 3, 1996. Incorporated by reference to Exhibit
                            10.2 to the March 1996 Form 10-Q.

                  10(gg) Joint Venture Agreement of Stardust A.C., dated as of May 29, 1996, between MAC, CORP. and Grand K, Inc. (without exhibit). Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Boyd (Commission File No. 1-12168) dated June 7, 1996.

                  10(hh) Letter agreement, dated May 30, 1996, between Registrant and Circus. Incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of Circus for the fiscal quarter ended April 30, 1996 (the "Circus April 1996 Form 10-Q").

                  10(ii) Amendment No. 4 to the Joint Venture Agreement, dated as of May 29, 1996. Incorporated by reference to Exhibit 10(b) to the Circus April 1996 Form 10-Q.

                  10(jj) Amendment No. 5 to the Victoria Partners Loan Agreement, dated as of August 1, 1996. Incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of Circus for the fiscal quarter ended July 31, 1996.

                  10(kk) Road Development Agreement, dated as of January 10, 1997, among Registrant, the State and SJTA (without schedules or exhibits), and Assignment and Assumption Agreement, dated as of January 10, 1997, between Registrant and Atlandia. Incorporated by reference to Exhibit 99 to Registrant's Current Report on Form 8-K dated January 10, 1997.

                  10(ll)* Non-Qualified Deferred Compensation Plan, dated as of February 1, 1997. Incorporated by reference to Exhibit 10(ccc) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "1996 Form 10-K").

                  10(mm)* Directors' Deferred Fee Plan, dated as of February 1, 1997. Incorporated by reference to
                            Exhibit 10(ddd) to the 1996 Form 10-K.

                  10(nn)* First Amendment to Non-Qualified Deferred Compensation Plan, dated February 28, 1997. Incorporated by reference to Exhibit 10(eee) to the 1996 Form 10-K.

                  10(oo)* First Amendment to Directors' Deferred Fee Plan, dated February 28, 1997. Incorporated by reference to Exhibit 10(fff) to the 1996 Form 10-K.

                  10(pp) Amended and Restated Loan Agreement, dated as of March 7, 1997, among Registrant, the Banks named therein, BancAmerica Securities, Inc., CIBC Wood Gundy Securities Corp., J.P. Morgan Securities Inc. and Societe Generale, as Co-Arrangers, Bankers Trust Company, The Bank of New York, The Bank of Nova Scotia, Commerzbank Aktiengesellschaft, Credit Lyonnais, The Long-Term Credit Bank of Japan, Ltd., Los Angeles Agency, PNC Bank, National Association and

                            Westdeutsche Landesbank Girozentrale, as Co-Agents, Bank of America National Trust and Savings Association, as Administrative Agent, and Morgan Guaranty Trust Company of New York, as Documentation Agent (without schedules or exhibits). Incorporated by reference to
                            Exhibit 10(ggg) to the 1996 Form 10-K.

                  10(qq) Amendment No. 6 to the Victoria Partners Loan Agreement, dated as of April 2, 1997. Incorporated by reference to Exhibit 10(ccc) to the Annual Report on Form 10-K of Circus for the fiscal year ended January 31, 1997.

                  10(rr) Global Express Aircraft Purchase Agreement, dated June 24, 1997, between Golden Nugget Aviation Corp. ("GNAC") and Bombardier Inc. (without schedules or exhibits). Incorporated by reference to Exhibit 10.2 to the June 1997 Form 10-Q.

                  10(ss) Issuing and Paying Agency Agreement, dated July 24, 1997, between Registrant and First Trust of New York, National Association (without exhibit). Incorporated by reference to Exhibit
                            10.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 (the "September 1997 Form 10-Q").

                  10(tt)    Form of  Series  A  Commercial  Paper  Note  of
                            Registrant.    Incorporated  by   reference  to
                            Exhibit 10.2 to the September 1997 Form 10-Q.

                  10(uu) Commercial Paper Dealer Agreement, dated July 24, 1997, between Registrant and BancAmerica Securities, Inc. (without exhibits). Incorporated by reference to Exhibit 10.3 to the September 1997 Form 10-Q.

                  10(vv) Commercial Paper Dealer Agreement, dated July 24, 1997, between Registrant and Credit Suisse First Boston Corporation (without exhibits). Incorporated by reference to Exhibit 10.4 to the September 1997 Form 10-Q.

                  10(ww) Commercial Paper Dealer Agreement, dated July 24, 1997, between Registrant and Morgan Stanley & Co. Incorporated (without exhibits). Incorporated by reference to Exhibit 10.5 to the September 1997 Form 10-Q.

                  10(xx) Commercial Paper Dealer Agreement, dated July 24, 1997, between Registrant and Goldman, Sachs & Co. (without exhibits). Incorporated by reference to Exhibit 10.6 to the September 1997 Form 10-Q.

                  10(yy) First Amendment to Road Development Agreement, dated as of July 31, 1997, among the State, SJTA and Atlandia. Incorporated by reference to Exhibit 10.7 to the September 1997 Form 10-Q.

                  10(zz)* Letter agreement, dated September 16, 1997, between Registrant and Frank Visconti. Incorporated by reference to Exhibit 10.8 to the September 1997 Form 10-Q.

                  10(aaa) Amendment No. 1 to Amended and Restated Loan Agreement, dated as of September 19, 1997, among Registrant, the Banks, Co-Arrangers, Co-Agents and Documentation Agent referred to therein, and Bank of America National Trust and Savings Association, as Administrative Agent. Incorporated by reference to Exhibit 10.9 to the September 1997 Form 10-Q.

                  10(bbb) Second Amendment to Road Development Agreement, dated as of October 10, 1997, among the State, SJTA and Atlandia (without schedules or exhibits). Incorporated by reference to Exhibit
                            10.10 to the September 1997 Form 10-Q.

                  10(ccc) Letter agreement, dated March 12, 1998, between Bellagio and Stephen A. Wynn (with exhibit).

                  10(ddd) Aircraft Purchase Agreement, dated as of October 10, 1997, between Ivanhoe Capital Aviation L.L.C. and GNAC (without exhibits). Incorporated by reference to Exhibit 10.12 to the September 1997 Form 10-Q.

                  10(eee) Design/Build Contract, dated September 8, 1997, between Atlandia and Yonkers Contracting Company, Inc./Granite Construction Company, a Joint Venture (with appendices). Incorporated by reference to Exhibit 10.13 to the September 1997 Form 10-Q.

                  10(fff) Escrow Fund Agreement, dated as of October 10, 1997, among CoreStates Bank, N.A., as Escrow Agent, Atlandia, the State and SJTA (without schedules). Incorporated by reference to
                            Exhibit 10.14 to the September 1997 Form 10-Q.

                  10(ggg)   Bond  Purchase  Agreement,  dated  October  10,
                            1997, between Registrant and SJTA (without exhibit). Incorporated by reference to Exhibit
                            10.15 to the September 1997 Form 10-Q.

                  10(hhh) Donation Agreement, dated as of October 10, 1997, between the Casino Reinvestment Development Authority and MAC, CORP. (without exhibits). Incorporated by reference to Exhibit
                            10.16 to the September 1997 Form 10-Q.

                  10(iii) Aircraft Purchase Agreement, dated as of October 1, 1997, between Rifton Enterprises, Inc. and GNAC (without exhibits). Incorporated by reference to Exhibit 10.17 to the September 1997 Form 10-Q.

                  10(jjj) Agreement, dated as of July 3, 1996, between Beau Rivage Construction (a Division of Beau Rivage Resorts, Inc.) and W.G. Yates & Sons Construction Co. (without schedules).

                  10(kkk)* Employment Agreement, dated as of July 16, 1997, between Registrant and Daniel R. Lee (with exhibits).

                  10(lll) Agreement of Sale, dated as of November 24, 1997, among MCH, TI Corp. and H-S Las Vegas Associates (without exhibits).

                  10(mmm) First Amendment to Jansen Agreement, dated as of January 30, 1998, between Registrant and Avis P. Jansen, individually, as Executrix and as Trustee.

                  10(nnn) An Amendment to the May 3, 1996 Agreement between the City of Atlantic City and Mirage Resorts, Incorporated for the Development of the Huron North Redevelopment Area, dated January 8, 1998 (without exhibits).

                  10(ooo)   Letter  agreement,  dated  January   14,  1998,
                            between Bellagio and Stephen A. Wynn (with exhibits).

                  10(ppp)*  Second  Amendment  to   Non-Qualified  Deferred
                            Compensation Plan,  dated  as  of  February  1,
                            1998.

                  10(qqq)* Second Amendment to Directors' Deferred Fee Plan, dated as of February 1, 1998.

                  10(rrr)*  1998 Stock Option and Stock Appreciation Rights
                            Plan.

                  21        List    of    subsidiaries    of    Registrant.
                            Incorporated by reference to Exhibit 21 to the 1996 Form 10-K.

                  23        Consent of Arthur Andersen LLP.

                  27(a)     Financial  Data  Schedule - Year ended December
                            31, 1997.

                  27(b) Restated Financial Data Schedule - Year ended December 31, 1996 and Periods ended March 31, 1997, June 30, 1997 and September 30, 1997.

                  27(c) Restated Financial Data Schedule - Year ended December 31, 1995 and Periods ended March 31, 1996, June 30, 1996 and September 30, 1996.
          ---------------
          *Constitutes a management contract or compensatory plan or arrangement.

            (b).  REPORTS ON FORM 8-K.

                  The Company filed no reports on Form 8-K during the three-month period ended December 31, 1997.

                             MIRAGE RESORTS, INCORPORATED

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


          To the Directors and Stockholders
          of Mirage Resorts, Incorporated


               We have audited the accompanying consolidated balance sheets of Mirage Resorts, Incorporated (a Nevada corporation) and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 1997, 1996 and 1995. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

               We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstate-ment. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial state-ments. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

               In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated
          financial  position   of   Mirage   Resorts,   Incorporated   and
          subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years ended December 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.

               Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule for the years ended December 31, 1997, 1996 and 1995 listed in Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                             ARTHUR ANDERSEN LLP

          Las Vegas, Nevada
          March 16, 1998

                                       MIRAGE RESORTS, INCORPORATED

                                       CONSOLIDATED BALANCE SHEETS
                                  (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                ASSETS

                                                                                      AT DECEMBER 31
                                                                                -------------------------
                                                                                   1997            1996
                                                                                ----------     ----------
          CURRENT ASSETS
           Cash and cash equivalents........................................... $   99,337     $   81,908
           Receivables, net of allowance for doubtful accounts of $42,477
             and $38,674.......................................................    101,635         70,196
           Income tax refund receivable........................................      9,658         18,239
           Inventories.........................................................     29,179         27,554
           Deferred income taxes...............................................     16,047         18,784
           Prepaid expenses and other..........................................     45,066         19,602
                                                                                ----------     ----------
               Total current assets............................................    300,922        236,283
          Property and equipment, net..........................................  1,455,125      1,427,018
          Construction in progress.............................................  1,261,084        355,864
          Other assets, net....................................................    330,219        124,325
                                                                                ----------     ----------
                                                                                $3,347,350     $2,143,490
                                                                                ==========     ==========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

          CURRENT LIABILITIES
           Trade accounts payable.............................................. $   93,052     $   88,805
           Construction payables...............................................     58,941         31,489
           Accrued payroll.....................................................     46,800         41,164
           Accrued interest....................................................     17,809          5,867
           Other accrued expenses..............................................     39,858         50,687
           Current maturities of long-term debt................................        927            453
                                                                                ----------     ----------
               Total current liabilities.......................................    257,387        218,465
          Long-term debt, net of current maturities............................  1,396,728        468,140
          Other liabilities, including deferred income taxes of $167,415
            and $155,076.......................................................    180,751        166,002
                                                                                ----------     ----------
               Total liabilities...............................................  1,834,866        852,607
                                                                                ----------     ----------

          COMMITMENTS AND CONTINGENCIES

          STOCKHOLDERS' EQUITY
           Common stock, par value $0.004:  authorized 1,125,000,000 shares;
             issued 235,147,650 shares; outstanding 179,421,822 and
             178,335,915 shares................................................        940            940
           Additional paid-in capital..........................................    734,547        725,240
           Retained earnings...................................................  1,063,793        856,215
           Treasury stock, at cost:  55,725,828 and 56,811,735 shares..........   (286,796)      (291,512)
                                                                                ----------     ----------
               Total stockholders' equity......................................  1,512,484      1,290,883
                                                                                ----------     ----------
                                                                                $3,347,350     $2,143,490
                                                                                ==========     ==========

               The accompanying notes are an integral part of these consolidated financial statements.

                                MIRAGE RESORTS, INCORPORATED

                              CONSOLIDATED STATEMENTS OF INCOME
                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              YEAR ENDED DECEMBER 31
                                                    ----------------------------------------
                                                        1997           1996           1995
                                                    ----------     ----------     ----------
          REVENUES
            Casino................................  $  784,512     $  752,914     $  782,812
            Rooms.................................     297,885        303,566        268,734
            Food and beverage.....................     218,974        224,430        208,943
            Entertainment.........................      97,924         94,361         87,478
            Retail................................      65,703         66,187         63,187
            Other.................................      51,450         45,626         42,562
            Equity in earnings of Monte Carlo.....      29,601          9,273              -
                                                    ----------     ----------     ----------
                                                     1,546,049      1,496,357      1,453,716
            Less - promotional allowances.........    (127,498)      (128,813)      (122,972)
                                                    ----------     ----------     ----------
                                                     1,418,551      1,367,544      1,330,744
                                                    ----------     ----------     ----------
          COSTS AND EXPENSES
            Casino................................     414,482        384,301        387,243
            Rooms.................................      88,705         88,602         82,863
            Food and beverage.....................     143,069        142,549        136,868
            Entertainment.........................      77,377         75,507         73,107
            Retail................................      44,068         43,238         40,728
            Other.................................      26,487         24,911         24,119
            Provision for losses on receivables...      19,213         14,480         23,024
            General and administrative............     161,960        163,045        156,454
            Depreciation and amortization.........      87,956         86,661         86,223
            Corporate expense.....................      29,193         31,580         36,028
                                                    ----------     ----------     ----------
                                                     1,092,510      1,054,874      1,046,657
                                                    ----------     ----------     ----------
          OPERATING INCOME........................     326,041        312,670        284,087
                                                    ----------     ----------     ----------

          OTHER INCOME AND (EXPENSE)
            Interest cost.........................     (70,350)       (31,106)       (32,799)
            Interest capitalized..................      62,673         24,281          9,616
            Other, including interest income......       6,715         12,563          4,357
                                                    ----------     ----------     ----------
                                                          (962)         5,738        (18,826)
                                                    ----------     ----------     ----------
          INCOME BEFORE INCOME TAXES AND
           EXTRAORDINARY ITEM.....................     325,079        318,408        265,261
            Provision for income taxes............    (115,276)      (112,363)       (95,313)
                                                    ----------     ----------     ----------
          INCOME BEFORE EXTRAORDINARY ITEM........     209,803        206,045        169,948
            Extraordinary item - loss on early
             retirements of debt, net of
             applicable income tax benefit........      (2,225)             -         (6,785)
                                                    ----------     ----------     ----------
          NET INCOME..............................  $  207,578     $  206,045     $  163,163
                                                    ==========     ==========     ==========
          INCOME PER SHARE OF COMMON STOCK
            Income before extraordinary item
             Basic................................  $     1.17     $     1.13     $     0.93
             Diluted..............................        1.09           1.05           0.88
            Net income
             Basic................................  $     1.16     $     1.13     $     0.89
             Diluted..............................        1.08           1.05           0.85

        The accompanying notes are an integral part of these consolidated financial statements.

                                                  MIRAGE RESORTS, INCORPORATED

                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                     (DOLLARS IN THOUSANDS)

                                                           COMMON STOCK      ADDITIONAL
                                                       --------------------    PAID-IN
                                                         SHARES       PAR      CAPITAL    RETAINED      TREASURY
                                                       OUTSTANDING   VALUE    AND OTHER   EARNINGS       STOCK         TOTAL
                                                       -----------   -----    ---------  ----------    ---------     ----------
          BALANCES, JANUARY 1, 1995................... 181,991,276   $ 940    $699,116   $  487,007    $(156,141)    $1,030,922
            Exercise of common stock options..........   1,146,500       -       1,889            -        3,352          5,241
            Tax benefit from stock option exercises...           -       -       4,217            -            -          4,217
            Repurchases of common stock...............     (31,576)      -           -            -         (482)          (482)
            Other.....................................     235,294       -       5,594            -          688          6,282
            Net income................................           -       -           -      163,163            -        163,163
                                                       -----------   -----    --------   ----------    ---------     ----------
          BALANCES, DECEMBER 31, 1995................. 183,341,494     940     710,816      650,170     (152,583)     1,209,343
            Exercise of common stock options..........   1,677,550       -       3,418            -        5,297          8,715
            Tax benefit from stock option exercises...           -       -      10,137            -            -         10,137
            Repurchases of common stock...............  (6,683,129)      -           -            -     (144,226)      (144,226)
            Other.....................................           -       -         869            -            -            869
            Net income................................           -       -           -      206,045            -        206,045
                                                       -----------   -----    --------   ----------    ---------     ----------
          BALANCES, DECEMBER 31, 1996................. 178,335,915     940     725,240      856,215     (291,512)     1,290,883
            Exercise of common stock options..........   1,136,888       -         369            -        5,842          6,211
            Tax benefit from stock option exercises...           -       -       6,580            -            -          6,580
            Repurchases of common stock...............     (50,981)      -           -            -       (1,126)        (1,126)
            Other.....................................           -       -       2,358            -            -          2,358
            Net income................................           -       -           -      207,578            -        207,578
                                                       -----------   -----    --------   ----------    ---------     ----------
          BALANCES, DECEMBER 31, 1997................. 179,421,822   $ 940    $734,547   $1,063,793    $(286,796)    $1,512,484
                                                       ===========   =====    ========   ==========    =========     ==========

                     The accompanying notes are an integral part of these consolidated financial statements.

                                                MIRAGE RESORTS, INCORPORATED

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (IN THOUSANDS)

                                                                                              YEAR ENDED DECEMBER 31
                                                                                    ---------------------------------------
                                                                                        1997           1996          1995
                                                                                    -----------     ---------     ---------
          CASH FLOWS FROM OPERATING ACTIVITIES
           Net income.............................................................. $   207,578     $ 206,045     $ 163,163
           Adjustments to reconcile net income to net cash provided by operating activities
              Provision for losses on receivables..................................      19,213        14,480        23,024
              Depreciation and amortization of property and equipment,
                including amounts reported as corporate expense....................      97,533        93,319        90,575
              Equity in undistributed earnings of Monte Carlo......................     (29,601)       (9,273)            -
              Amortization of debt discount and issuance costs.....................      14,778        14,514        13,172
              Loss on early retirements of debt....................................       3,422             -        10,439
              Deferred income taxes................................................      15,076        30,230        43,568
              Changes in components of working capital pertaining to
                operating activities
                 Increase in receivables and other current assets..................     (49,198)      (25,834)      (42,794)
                 Increase in trade accounts payable and accrued expenses...........      10,996        16,665        24,284
              Other................................................................       1,546        (8,266)        1,523
                                                                                    -----------     ---------     ---------
                    Net cash provided by operating activities......................     291,343       331,880       326,954
                                                                                    -----------     ---------     ---------

          CASH FLOWS FROM INVESTING ACTIVITIES
           Capital expenditures....................................................  (1,058,900)     (407,276)     (182,993)
           Net (increase) decrease in construction deposits........................    (111,665)       (5,970)        1,194
           Increase in construction payables.......................................      27,452        27,511         1,447
           Proceeds from sales of property and equipment...........................      30,825         5,121         2,763
           Preopening costs........................................................     (22,220)       (8,665)       (1,668)
           Joint venture and other investments.....................................     (52,990)      (23,976)      (29,084)
           Proceeds from sale of joint venture interest and other investments......           -        30,627         8,249
           Other...................................................................      (6,309)         (741)            -
                                                                                    -----------     ---------     ---------
                    Net cash used for investing activities.........................  (1,193,807)     (383,369)     (200,092)
                                                                                    -----------     ---------     ---------

          CASH FLOWS FROM FINANCING ACTIVITIES
           Net increase (decrease) in bank credit facility and commercial
            paper borrowings.......................................................     612,795       (41,882)       21,882
           Proceeds from issuance of notes and debentures..........................     296,052       247,387             -
           Early retirements of public debt........................................           -             -      (134,180)
           Other decreases in debt.................................................        (453)         (264)      (21,985)
           Repurchases of common stock.............................................      (1,126)     (144,226)         (482)
           Exercise of common stock options, including related income
            tax benefit............................................................      12,791        18,852         9,458
           Other...................................................................        (166)        5,504          (671)
                                                                                    -----------     ---------     ---------
                    Net cash provided by (used for) financing activities...........     919,893        85,371      (125,978)
                                                                                    -----------     ---------     ---------

          CASH AND CASH EQUIVALENTS
           Increase for the year...................................................      17,429        33,882           884
           Balance, beginning of year..............................................      81,908        48,026        47,142
                                                                                    -----------     ---------     ---------
           Balance, end of year.................................................... $    99,337     $  81,908     $  48,026
                                                                                    ===========     =========     =========

          SUPPLEMENTAL CASH FLOW DISCLOSURES
            Cash paid during the year for
              Interest, net of amounts capitalized................................. $         -     $       -     $  13,325
              Income taxes, net of refunds.........................................      72,000        93,000        37,000
            Noncash investing activities
              Contribution of land in exchange for partnership interest............           -             -        23,170

                    The accompanying notes are an integral part of these consolidated financial statements.

                            MIRAGE RESORTS, INCORPORATED

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

          NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               BASIS OF PRESENTATION. Mirage Resorts, Incorporated (the "Company"), a Nevada corporation, through wholly owned subsidiaries, owns and operates some of the most successful casino-based entertainment resorts in the world. These resorts include The Mirage and Treasure Island on the Las Vegas Strip, the Golden Nugget in downtown Las Vegas and the Golden Nugget-Laughlin in Laughlin, Nevada. The Company is also a 50% partner in a joint venture that owns and operates the Monte Carlo Resort & Casino ("Monte Carlo"), which opened June 21, 1996 on the Las Vegas Strip.

               The Company is currently constructing two additional wholly owned hotel-casino resorts. Bellagio, an elegant 3,005-guest room luxury resort, is being constructed on approximately 90 acres of a 120-acre site on the Las Vegas Strip. Beau Rivage, a luxurious 1,780-guest room beachfront resort, is being con-structed on approximately 23 acres in Biloxi, Mississippi. Bellagio is scheduled to open in October 1998 and Beau Rivage is expected to open in the first quarter of 1999.

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

               CASINO REVENUES AND PROMOTIONAL ALLOWANCES.     The  Company
          recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. Revenues include the estimated retail value of rooms, food and beverage and other goods and services provided to customers on a complimentary basis as follows:

                                             YEAR ENDED DECEMBER 31
                                         ------------------------------
                                            1997       1996       1995
                                         --------   --------   --------
               Rooms.................... $ 55,153   $ 55,125   $ 52,592
               Food and beverage........   64,575     66,424     63,664
               Other....................    7,770      7,264      6,716
                                         --------   --------   --------
                                         $127,498   $128,813   $122,972
                                         ========   ========   ========

               After being included in gross revenues, such amounts are then deducted as promotional allowances. The estimated costs of providing these promotional allowances, totaling $90.2 million in 1997, $88.3 million in 1996 and $87.2 million in 1995, have been classified primarily as casino costs and expenses.

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

               The Company extends credit to a limited number of casino patrons, but only following background checks and investigations of creditworthiness. At December 31, 1997, a substantial portion of the receivables was due from foreign customers. The collectibility of these receivables could be affected by future business or economic trends or other significant events in the countries in which such customers reside.

               The Company maintains an allowance for doubtful accounts to reduce its receivables to their carrying amount, which approximates fair value. Management believes that as of December 31, 1997, no significant concentrations of credit risk existed for which an allowance had not already been determined and recorded.

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

               CAPITALIZED INTEREST. Interest cost associated with major construction projects is capitalized. Since no debt has been incurred specifically for the Company's current projects, interest is capitalized on amounts expended on the projects using the weighted average cost of the Company's outstanding borrowings. The amount of interest capitalized in any accounting period cannot exceed the Company's total interest cost in such period. Capitalization of interest ceases when the project is substantially complete.

               PREOPENING COSTS. Preopening costs, representing primarily direct personnel and other costs incurred prior to the opening of a new hotel-casino, are capitalized as incurred and amortized to expense over the 60-day period following opening of the related facility. Capitalized preopening costs associated with new hotel-casinos scheduled to open within one year from the date of the financial statements are classified as current assets and included in "Prepaid expenses and other." For new projects scheduled to open more than one year from the date of the financial statements, such costs are included in "Other assets, net."

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

               INCOME PER SHARE OF COMMON STOCK. In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 - Earnings Per Share ("SFAS 128"). SFAS 128 replaces previously reported earnings per share with "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing reported earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially dilutive securities such as stock options. Diluted earnings per share is similar to earnings per share previously reported by the Company, but includes the potential dilution for stock options that become exercisable more than five years from the date of the financial statements. All previously reported income per share amounts have been restated herein to reflect the adoption of SFAS 128.

               The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

                                                                                   YEAR ENDED DECEMBER 31
                                                                           ---------------------------------------
                                                                              1997          1996          1995
                                                                           -----------   -----------   -----------
               Weighted-average common shares outstanding (used in
                 the computation of basic earnings per share)............. 178,816,348   182,988,904   182,496,454
               Potential dilution from the assumed exercise of common
                 stock options............................................  13,719,527    13,694,408     9,834,960
                                                                           -----------   -----------   -----------
               Weighted-average common and common equivalent shares
                 (used in the computation of diluted earnings
                 per share)............................................... 192,535,875   196,683,312   192,331,414
                                                                           ===========   ===========   ===========

               Pursuant to SFAS 128, options having an exercise price greater than the average market price of the underlying common stock during the period are excluded from the computation of diluted earnings per share. Substantially all of the Company's outstanding stock options were included in the calculations for the periods presented.

               RECLASSIFICATIONS. Certain amounts in the 1996 and 1995 consolidated financial statements have been reclassified to conform to the 1997 presentation. These reclassifications had no effect on the Company's net income.

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

          NOTE 2 - PROPERTY AND EQUIPMENT

               Property and equipment consisted of the following:

                                                                                    AT DECEMBER 31
                                                                               -----------------------
                                                                                   1997         1996
                                                                               ----------   ----------
               Land.........................................................   $  330,015   $  302,885
               Land improvements............................................      125,523      118,934
               Buildings....................................................      946,464      918,936
               Furniture, fixtures and equipment............................      686,686      638,218
                                                                               ----------   ----------
                                                                                2,088,688    1,978,973
               Less accumulated depreciation................................     (633,563)    (551,955)
                                                                               ----------   ----------
                                                                               $1,455,125   $1,427,018
                                                                               ==========   ==========

          NOTE 3 - OTHER ASSETS, NET

               Other assets, net consisted of the following:

                                                                                    AT DECEMBER 31
                                                                               -----------------------
                                                                                   1997         1996
                                                                               ----------   ----------
               Construction deposits........................................   $  114,963   $    6,249
               Joint venture and other investments..........................      145,355       66,703
               Other, net...................................................       69,901       51,373
                                                                               ----------   ----------
                                                                               $  330,219   $  124,325
                                                                               ==========   ==========

          NOTE 4 - LONG-TERM DEBT

               Long-term debt consisted of the following:

                                                                                    AT DECEMBER 31
                                                                               -----------------------
                                                                                   1997         1996
                                                                               ----------   ----------
               Zero coupon first mortgage notes (effective interest
                 rate of 11%), repaid March 1998............................   $  130,074   $  116,699
               9-1/4% senior subordinated notes, redeemed March 1998........      100,000      100,000
               Revolving bank credit facility, at a weighted average
                 interest rate of 6.22%.....................................      365,000            -
               Commercial paper notes, at a weighted average effective
                 interest rate of 6.03%.....................................      247,795            -
               7-1/4% notes, due October 2006, net of unamortized original
                 issue discount of $299 and $323............................      249,701      249,677
               6-3/4% notes, due August 2007, net of unamortized original
                 issue discount of $879.....................................      199,121            -
               7-1/4% debentures, due August 2017, net of unamortized
                 original issue discount of $302............................       99,698            -
               Other notes bearing interest at rates between 6% and 12%
                 at December 31, 1997, maturities to September 2007.........        6,266        2,217
                                                                               ----------   ----------
                                                                                1,397,655      468,593
               Less current maturities......................................         (927)        (453)
                                                                               ----------   ----------
                                                                               $1,396,728   $  468,140
                                                                               ==========   ==========

               The zero coupon first mortgage notes were issued in March 1988 by GNS FINANCE CORP. ("Finance"), a wholly owned subsidiary of the Company. The notes were collateralized by first liens on The Mirage and Treasure Island and guaranteed by The Mirage operating subsidiary. The notes are shown in the above table at their accreted value rather than their face amount, as the holders of the notes were not entitled to the face amount upon default or other accelerated maturity, but only to the accreted value. The unamortized debt discount was $2.9 million and $16.3 million at December 31, 1997 and 1996, respectively. The notes are classified as long-term debt because the Company used its revolving bank credit facility and commercial paper borrowings (classified as long-term debt as discussed below) to fund their March 15, 1998 maturity.

               The 9-1/4% senior subordinated notes were issued by Finance in March 1993 and guaranteed by The Mirage operating subsidiary. On March 15, 1998, the Company used its revolving bank credit facility and commercial paper borrowings to redeem the notes at 104.11% of the principal amount. The notes were scheduled to mature in March 2003. The redemption premium and the write-off of the unamortized debt issue costs resulted in an extraordinary loss of $3.5 million, net of applicable income tax benefit of $1.9 million, which will be reflected in the Company's 1998 first quarter operating results.

               On March 7, 1997, the Company's $1 billion revolving bank credit facility maturing in May 1999 was amended to increase the total availability to $1.75 billion and extend the maturity to March 2002 (as so amended, the "Bank Facility"). Under certain circumstances, the Bank Facility can be increased to $2 billion. Borrowings under the Bank Facility are uncollateralized and bear interest, at the Company's option, at the prime rate or at a specified premium over the one-, two-, three- or six-month London Interbank Offered Rate ("LIBOR"). The premium is based on the credit rating of the Company's 7-1/4% notes due October 2006 and is currently 0.35% per annum. Alternatively, the Company may request interest rate bids from the participating banks. The Company incurs an annual commitment fee on the unused portion of the Bank Facility, which is also based on the credit rating of the 7-1/4% notes. The commitment fee is currently 0.125% per annum.

               The loan agreement governing the Bank Facility contains a covenant that the Company will not permit its Leverage Ratio (as defined) to exceed a specified amount. During 1998, the Company's Leverage Ratio may not exceed 5 to 1, except that the maximum permitted ratio at September 30, 1998 is 5.85 to 1. The Company is required to pay an additional 0.10% per annum on LIBOR-based borrowings when its Leverage Ratio exceeds 3.5 to 1. At December 31, 1997, the Company's Leverage Ratio was 3.37 to 1. The loan agreement also contains a covenant that limits the ability of the Company and its subsidiaries, prior to the opening of Bellagio, to pay dividends on or repurchase the Company's capital stock, make capital expenditures (other than mainten-ance capital expenditures and capital expenditures for the completion of Bellagio and Beau Rivage) and acquisitions or invest in less-than-majority-owned new business ventures. At December 31, 1997, the loan agreement limited such expenditures to an aggregate of approximately $525 million. Such amount increases by 50% of the Company's consolidated net income plus 100% of cash proceeds received from any future issuances of its capital stock. The loan agreement provides that, with certain limited exceptions, the Company and its subsidiaries will not further encumber their assets or dispose of their Core Assets (as defined).

               In many respects, the amended Bank Facility is tantamount to a new facility. As a result, the Company wrote off the unamortized up-front costs and fees associated with the original $1 billion facility, resulting in an extraordinary charge of $2.2 million ($0.01 per share basic and diluted), net of applicable income tax benefit of $1.2 million.

               The Company has a commercial paper program that provides for the issuance, on a revolving basis, of up to $500 million outstanding principal amount of uncollateralized short-term notes. The Company is required to maintain credit availability under the Bank Facility equal to the outstanding principal amount of commercial paper borrowings.

               Bank Facility borrowings and commercial paper notes are classified as long-term debt because management intends to replace such borrowings as they come due and to have such borrowings outstanding for a period greater than one year. However, the amount of outstanding borrowings is expected to fluctuate and may be reduced from time to time.

               The 7-1/4% notes were issued by the Company in October 1996. The Company issued the 6-3/4% notes and the 7-1/4% debentures in August 1997.

               On February 4, 1998, the Company issued $200 million princi-pal amount of 6-5/8% notes due February 1, 2005 and $200 million principal amount of 6-3/4% notes due February 1, 2008. The notes were issued pursuant to a shelf registration statement filed with the Securities and Exchange Commission on October 30, 1997 that allows the Company to issue a total of up to $750 million of debt or equity securities or any combination thereof. The net proceeds from the offering of approximately $394.7 million (after deducting original issue discount and debt issuance costs) were used to reduce outstanding Bank Facility and commercial paper borrowings.

               All of the outstanding notes and debentures issued by the Company are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to the greater of
          (i) 100% of the principal amount or (ii) the sum of the present values of the remaining scheduled interest and principal payments discounted to the date of redemption on a semiannual basis at the Adjusted Treasury Rate (as defined), plus, in either case, accrued interest to the redemption date.

               In 1995, the Company retired, prior to scheduled maturity, $126.0 million principal amount of 9-7/8% first mortgage notes issued by a wholly owned subsidiary and associated with The Mirage and Treasure Island. The retirement resulted in an extraordinary loss of $6.8 million ($0.04 per share basic and $0.03 per share diluted), net of applicable income tax benefit of $3.6 million.

               After giving effect to the payment of the zero coupon first mortgage notes upon maturity as described above, the only significant debt maturing during the next five years are amounts borrowed under or backed by the Bank Facility, which matures in March 2002. Outstanding Bank Facility borrowings and commercial paper notes backed by the Bank Facility totaled $655.7 million at March 16, 1998.

               The estimated fair value of the Company's long-term debt at December 31, 1997 was approximately $1,407,000, versus its book value of $1,397,655. At December 31, 1996, the estimated fair value of the Company's long-term debt was approximately $485,000, versus its book value of $468,593. The estimated fair value amounts were based on quoted market prices on or about December 31, 1997 and 1996 for the Company's debt securities that are traded. For the debt securities that are not traded, fair value was based on estimated discounted cash flows using current rates offered to the Company for debt securities having similar remaining maturities.

          NOTE 5 - INCOME TAXES

               The provision for income taxes for financial reporting purposes consisted of the following:

                                                                YEAR ENDED DECEMBER 31
                                                            ------------------------------
                                                              1997       1996        1995
                                                            --------   --------    -------
               Income from continuing operations........... $115,276   $112,363    $95,313
               Tax benefit from extraordinary losses
                 on early retirements of debt..............   (1,198)         -     (3,654)
                                                            --------   --------    -------
                                                            $114,078   $112,363    $91,659
                                                            ========   ========    =======

               The provision for income taxes attributable to income from continuing operations consisted of the following:

                                                                YEAR ENDED DECEMBER 31
                                                            ------------------------------
                                                              1997       1996        1995
                                                            --------   --------    -------
               CURRENT
                 Federal................................... $ 90,185   $ 82,165    $51,564
                 State.....................................       15         38        (33)
                                                            --------   --------    -------
                                                              90,200     82,203     51,531
               DEFERRED
                 Federal...................................   25,076     30,160     43,782
                                                            --------   --------    -------
                                                            $115,276   $112,363    $95,313
                                                            ========   ========    =======

               There were no significant differences between the federal income tax statutory rate and the Company's effective tax rate for the years ended December 31, 1997, 1996 and 1995.

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

               The components of the deferred tax liability consisted of the following:

                                                                          AT DECEMBER 31
                                                                       --------------------
                                                                         1997        1996
                                                                       --------    --------
               DEFERRED TAX LIABILITIES
                Temporary differences related to property
                 and equipment......................................   $161,129    $146,496
                Other temporary differences.........................     18,536      20,968
                                                                       --------    --------
                   Gross deferred tax liabilities...................    179,665     167,464
                                                                       --------    --------
               DEFERRED TAX ASSETS
                Temporary differences related to receivables........     13,612      13,536
                Accrued vacation pay................................      5,007       5,117
                Other temporary differences.........................      9,678      12,519
                                                                       --------    --------
                   Gross deferred tax assets........................     28,297      31,172
                                                                       --------    --------
                   Net deferred tax liabilities.....................   $151,368    $136,292
                                                                       ========    ========

          NOTE 6 - EMPLOYEE BENEFIT PLANS

               Employees of the Company who are members of various unions are covered by union-sponsored, collectively bargained, multi-employer health and welfare and defined benefit pension plans. The Company recorded an expense of $29.8 million in 1997, $26.5 million in 1996 and $29.8 million in 1995 under such plans. Sufficient information is not available from the plans' sponsors to permit the Company to determine its share of unfunded vested benefits, if any.

               The  Company  has  a retirement  savings  plan under Section
          401(k) of the Internal Revenue Code covering its non-union employees. The plan allows employees to defer, within prescribed limits, up to 15% of their income on a pre-tax basis through contributions to the plan. The Company matches, within prescribed limits, 50% of eligible employees' contributions up to 4% of their individual earnings. The Company recorded charges for matching contributions of $4.3 million in 1997, $4.0 million in 1996 and $3.5 million in 1995.

               The Company also has deferred compensation and retirement arrangements with certain of its executives and directors. Benefits payable under the arrangements represent unfunded and unsecured liabilities of the Company. The Company recorded total expense of $0.9 million in 1997, $1.6 million in 1996 and $2.3 million in 1995 for these arrangements. The total liability for the arrangements at December 31, 1997 and 1996 was $11.7 million and $10.2 million, respectively.

          NOTE 7 -  COMMITMENTS AND CONTINGENCIES

               LEASES. The Company leases real estate and various equipment under operating lease arrangements. Certain real estate leases provide for escalation of rent based upon a specified price index. Future minimum payments for lease commitments in effect at December 31, 1997 total $37.7 million. Of this amount, $12.1 million is payable during the five-year period subsequent to December 31, 1997. Aggregate rent expense was $5.6 million in 1997, $4.2 million in 1996 and $3.6 million in 1995.

               ENTERTAINMENT SERVICES. The Company has entered into two agreements for major productions appearing in the showrooms at The Mirage and Treasure Island. These agreements expire in 2001 and 2004, respectively. Under the terms of the agreements, the Company is required to pay the producers of the shows a total of approximately $28 million per year and a percentage of show revenues in excess of a specified amount or a percentage of show profits. Such payments are contingent upon the actual performance of shows and under certain conditions, including failure of the respective show to achieve specified financial results, the Company may terminate the agreements without material financial obligation. The producers are responsible for paying the talent and most other costs of presenting the shows. The Company made payments pursuant to the agreements totaling approximately $51.7 million in 1997, $49.6 million in 1996 and $46.7 million in 1995.

               LITIGATION. The Company is a party to various legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company's financial position or results of operations.

          NOTE 8 - STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

               At December 31, 1997, the Company had in effect various fixed stock option plans under which options are granted to employees and directors of the Company. Options granted under the plans typically have an exercise price equal to the market price of the Company's common stock on the date of grant and a term of 10 years. Options granted under the plans generally become exercisable either ratably over, or on a single date, three to five years from the date of grant. In 1995, a total of seven million options were granted to certain executives of the Company that become exercisable approximately 10 years from the date of grant. Certain of the plans also permit the granting of stock appreciation rights ("SARs"). At December 31, 1997, no SARs had been granted under the plans.

               Summarized information for the stock option plans is as follows:

                                                                  YEAR ENDED DECEMBER 31
                                          ------------------------------------------------------------------------
                                                    1997                   1996                     1995
                                          ----------------------  ----------------------  ------------------------
                                                        WEIGHTED-               WEIGHTED-               WEIGHTED-
                                                        AVERAGE                  AVERAGE                 AVERAGE
                                                        EXERCISE                 EXERCISE                EXERCISE
                                            OPTIONS      PRICE       OPTIONS      PRICE      OPTIONS      PRICE
                                          ----------  -----------  ----------  -----------  ----------  ----------
          Outstanding at beginning
            of year.....................  34,842,950    $  9.47    35,490,500    $  8.99    25,258,668    $  5.70
          Granted.......................   2,872,500      23.00     1,130,000      18.73    11,570,000      15.93
          Exercised.....................  (1,136,888)      5.46    (1,677,550)      5.19    (1,146,500)      4.57
          Terminated....................           -                 (100,000)     16.31      (191,668)      6.59
                                          ----------               ----------               ----------
          Outstanding at end of year....  36,578,562      10.66    34,842,950       9.47    35,490,500       8.99
                                          ==========               ==========               ==========

          Options exercisable (i.e.,
            vested) at end of year......  19,218,730    $  6.44    18,564,450    $  5.98    18,353,500    $  5.11
          Options and SARs available
            for grant at end of year....     794,668                3,667,168                4,712,168

               The following table summarizes information about stock options outstanding at December 31, 1997:

                                     OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
             ---------------------------------------------------------------------     ---------------------------
                                                       WEIGHTED-
                                                        AVERAGE          WEIGHTED-                      WEIGHTED-
                  RANGE OF                             REMAINING          AVERAGE                        AVERAGE
                  EXERCISE                  NUMBER    CONTRACTUAL        EXERCISE        NUMBER         EXERCISE
                   PRICES                OUTSTANDING      LIFE             PRICE       EXERCISABLE        PRICE
             ------------------          -----------  ------------       ---------     -----------      ----------
             $  3.43 to  $ 5.98.........  12,182,062     3.9 years       $  4.71       10,157,062         $  4.75
                6.55 to   12.00.........   9,738,000     5.2                7.56        7,783,000            7.06
               13.56 to   16.75.........  11,136,000     7.6               16.08        1,264,000           15.93
               18.69 to   29.63.........   3,522,500     9.2               22.64           14,668           21.77
                                          ----------                                   ----------
                                          36,578,562     5.9               10.66       19,218,730            6.44
                                          ==========                                   ==========

               In 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 - Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123 provides, among other things, that companies may elect to account for employee stock options using a fair value-based method or continue to apply the intrinsic value-based method prescribed by Accounting Principal Board Opinion No. 25 ("APB 25").

               Under the fair value-based method prescribed by SFAS 123, all employee stock option grants are considered compensatory. Compensation cost is measured at the date of grant based on the estimated fair value of the options determined using an option pricing model. The model takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the stock, expected dividends on the stock and the risk-free interest rate over the expected life of the option. Under APB 25, generally only stock options that have intrinsic value at the date of grant are considered compensatory. Intrinsic value represents the excess, if any, of the market price of the stock at the grant date over the exercise price of the options. Under both methods, compensation cost is charged to earnings over the period the options become exercisable.

               As permitted by  SFAS 123, the Company accounts for employee
          stock   options   using   the   intrinsic   value-based   method.
          Accordingly, no material compensation cost has been recognized.

               The following table discloses the Company's pro forma net income and net income per share assuming compensation cost for employee stock options had been determined using the fair value-based method prescribed by SFAS 123. The table also discloses the weighted-average assumptions used in estimating the fair value of each option grant on the date of grant using the Black-Scholes option pricing model, and the estimated weighted-average fair value of the options granted. The model assumes no expected future dividend payments on the Company's common stock.

                                                                                YEAR ENDED DECEMBER 31
                                                                        --------------------------------------
                                                                           1997          1996          1995
                                                                        ----------    ----------    ----------
               INCOME BEFORE EXTRAORDINARY ITEM
                 As reported........................................... $  209,803    $  206,045    $  169,948
                 Pro forma.............................................    197,290       196,428       166,651
               NET INCOME
                 As reported........................................... $  207,578    $  206,045    $  163,163
                 Pro forma.............................................    195,065       196,428       159,866
               INCOME PER SHARE BEFORE EXTRAORDINARY ITEM
                 Basic
                   As reported......................................... $     1.17    $     1.13    $     0.93
                   Pro forma...........................................       1.10          1.07          0.91
                 Diluted
                   As reported......................................... $     1.09    $     1.05    $     0.88
                   Pro forma...........................................       1.04          1.00          0.87
               NET INCOME PER SHARE
                 Basic
                   As reported......................................... $     1.16    $     1.13    $     0.89
                   Pro forma...........................................       1.09          1.07          0.88
                 Diluted
                   As reported......................................... $     1.08    $     1.05    $     0.85
                   Pro forma...........................................       1.03          1.00          0.83
               WEIGHTED-AVERAGE ASSUMPTIONS
                 Expected stock price volatility.......................     35.14%        35.90%        41.29%
                 Risk-free interest rate...............................      6.49%         5.92%         6.64%
                 Expected option lives.................................  6.2 years     5.1 years     8.6 years
                 Estimated fair value of options granted............... $    11.05    $     8.65    $     9.57
               WEIGHTED-AVERAGE VESTING PERIOD OF OPTIONS GRANTED......  5.3 years     3.8 years     7.7 years

               The accounting method prescribed by SFAS 123 is not applicable to options granted prior to January 1, 1995. Had the method been applied to options granted in earlier years, compen-sation cost reflected in the pro forma amounts shown above would have been higher to the extent the vesting period for such options extended into 1995 or beyond.

          NOTE 9 -  CAPITAL STOCK

               In July 1994, the Company's Board of Directors approved a program to repurchase up to 10,000,000 shares of the Company's common stock from time to time in the open market. At December 31, 1997, 6,737,900 shares had been repurchased pursuant to this program. The timing and amount of future share repurchases, if any, will depend on various factors, including market conditions, available alternative investments and the Company's financial position.

               The Company's articles of incorporation authorize 5,000,000 shares of preferred stock, none of which has been issued.

          NOTE 10 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                              FIRST      SECOND       THIRD      FOURTH      TOTAL
                                                            --------    --------     --------   --------   ----------
          1997
          Gross revenues................................... $394,399    $373,757     $400,631   $377,262   $1,546,049
          Promotional allowances...........................  (32,360)    (29,396)     (31,478)   (34,264)    (127,498)
          Net revenues.....................................  362,039     344,361      369,153    342,998    1,418,551
          Operating income.................................   90,737      76,837       87,453     71,014      326,041
          Interest and other income (expense), net.........   (3,017)     (1,179)      (2,380)     5,614         (962)
          Income before extraordinary item.................   56,689      48,901       54,899     49,314      209,803
          Extraordinary loss on early retirement of debt...   (2,225)          -            -          -       (2,225)
          Net income.......................................   54,464      48,901       54,899     49,314      207,578
          Income per share before extraordinary item
            Basic..........................................      .32         .27          .31        .28         1.17
            Diluted........................................      .30         .25          .28        .26         1.09
          Net income per share
            Basic..........................................      .31         .27          .31        .28         1.16
            Diluted........................................      .28         .25          .28        .26         1.08

          1996
          Gross revenues................................... $408,668    $343,183     $370,825   $373,681   $1,496,357
          Promotional allowances...........................  (34,460)    (30,531)     (32,273)   (31,549)    (128,813)
          Net revenues.....................................  374,208     312,652      338,552    342,132    1,367,544
          Operating income.................................   98,124      59,318       75,975     79,253      312,670
          Interest and other income (expense), net.........    4,381       3,745         (990)    (1,398)       5,738
          Net income.......................................   64,587      40,599       48,736     52,123      206,045
          Net income per share
            Basic..........................................      .35         .22          .27        .29         1.13
            Diluted........................................      .33         .20          .25        .27         1.05

               In the fourth quarter of 1997, the Company recorded a $3.5 million gain related to the sale of a corporate aircraft. The 1997 fourth quarter also includes a $5.3 million increase in capitalized interest resulting from a cumulative adjustment to properly reflect the Company's investment-to-date in its new projects.

               In the fourth quarter of 1996, the Company recorded a $7.0 million reduction in its provision for losses on receivables due to better than expected collection experience. The fourth quarter of 1996 also includes a $1.2 million gain on the sale of another corporate aircraft and a $5.4 million abandonment charge related to construction of a new hotel lobby and Italian restaurant at Treasure Island.

               Because income per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total income per share amounts for the year.

                                     SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MIRAGE RESORTS, INCORPORATED

                                        By:        STEPHEN A. WYNN
                                             ------------------------------
                                             Stephen  A.  Wynn, Chairman of
                                             the Board, President and Chief
                                             Executive Officer

          Dated:  March 30, 1998

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Signature                      Title                          Date
          ----------------------   --------------------------------      --------------


             STEPHEN A. WYNN       Chairman of the Board, President      March 30, 1998
          ----------------------   and Chief Executive Officer
             Stephen A. Wynn       (Principal Executive Officer)


              DANIEL R. LEE        Senior Vice President - Finance       March 30, 1998
          ----------------------   and Development, Chief Financial
              Daniel R. Lee        Officer and Treasurer (Principal
                                   Financial and Accounting Officer)

              ELAINE P. WYNN       Director                              March 30, 1998
          ----------------------
              Elaine P. Wynn

             GEORGE J. MASON       Director                              March 30, 1998
          ----------------------
             George J. Mason

           MELVIN B. WOLZINGER     Director                              March 30, 1998
          ----------------------
           Melvin B. Wolzinger

             RONALD M. POPEIL      Director                              March 30, 1998
          ----------------------
             Ronald M. Popeil

             DANIEL B. WAYSON      Director                              March 30, 1998
          ----------------------
             Daniel B. Wayson

             RICHARD D. BRONSON    Director                              March 30, 1998
          ----------------------
             Richard D. Bronson

                                                                                                   SCHEDULE II

                               MIRAGE RESORTS, INCORPORATED AND SUBSIDIARIES

                                     VALUATION AND QUALIFYING ACCOUNTS
                                              (IN THOUSANDS)



                                                                      ADDITIONS
                                                              -------------------------
                                                BALANCE  AT   CHARGED TO     CHARGED                   BALANCE
                                                 BEGINNING    COSTS  AND    TO  OTHER     DEDUCTIONS   AT  END
          DESCRIPTION                             OF YEAR      EXPENSES    ACCOUNTS (a)      (b)       OF YEAR
          -----------                           -----------   ----------   ------------   ----------   -------
          Allowance for doubtful accounts
            Year Ended December 31, 1997.......... $38,674      $19,213       $  711         $16,121   $42,477
            Year Ended December 31, 1996.......... $47,161      $14,480       $1,447         $24,414   $38,674
            Year Ended December 31, 1995.......... $37,937      $23,024       $1,423         $15,223   $47,161
          ---------------
          (a)  Recoveries of accounts previously charged off.
          (b)  Accounts charged off.