Form 10-Q
period 1998-03-31
MIRAGE RESORTS INC
filed 1998-05-14
CIK 42246

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

          (Mark One)

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1998

                                         OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______________ to _______________

          Commission File No. 01-6697

                            Mirage Resorts, Incorporated
          _________________________________________________________________
               (Exact name of Registrant as specified in its charter)

                      Nevada                                 88-0058016
          _______________________________               ___________________
          (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)                Identification No.)

              3400 Las Vegas Boulevard South, Las Vegas, Nevada  89109
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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common stock, $0.004 par value, 179,540,607 shares outstanding as of May 12, 1998.

          PART I.  FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS



          The unaudited condensed consolidated financial information as of March 31, 1998 and for the three-month periods ended March 31, 1998 and 1997 included in this report was reviewed by Arthur Andersen LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.

                   REVIEW REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   _______________________________________________


          To the Directors and Stockholders
          of Mirage Resorts, Incorporated


          We have reviewed the accompanying condensed consolidated balance sheet of Mirage Resorts, Incorporated (a Nevada corporation) and subsidiaries (the "Company") as of March 31, 1998, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1998 and 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

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

          We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Mirage Resorts, Incorporated and subsidiaries as of December 31, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein), and, in our report dated March 16, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet of Mirage Resorts, Incorporated and subsidiaries as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                        ARTHUR ANDERSEN LLP



          Las Vegas, Nevada
          May 8, 1998

          CONDENSED CONSOLIDATED                                       MIRAGE RESORTS, INCORPORATED
          BALANCE SHEETS

                                                                   AT MARCH 31,     At December 31,
                                                                           1998                1997
          -----------------------------------------------------------------------------------------
          (In thousands)                                            (UNAUDITED)
          ASSETS

          Current assets
            Cash and cash equivalents                                $  139,506          $   99,337
            Receivables, net of allowance for doubtful accounts
              of $47,692 and $42,477                                     75,099             101,635
            Inventories                                                  29,808              29,179
            Prepaid expenses and other                                   89,588              70,771
          -----------------------------------------------------------------------------------------
                         Total current assets                           334,001             300,922
          Property and equipment, net of accumulated depreciation
            of $657,433 and $633,563                                  1,457,482           1,455,125
          Construction in progress                                    1,438,580           1,261,084
          Other assets, net                                             353,772             330,219
          -----------------------------------------------------------------------------------------
                                                                     $3,583,835          $3,347,350
          =========================================================================================

          LIABILITIES AND STOCKHOLDERS' EQUITY

          Current liabilities
            Accounts payable                                         $  115,703          $  151,993
            Accrued expenses                                            118,236             104,467
            Current maturities of long-term debt                          1,020                 927
          -----------------------------------------------------------------------------------------
                         Total current liabilities                      234,959             257,387
            Long-term debt, net of current maturities                 1,612,011           1,396,728
            Other liabilities, including deferred income taxes
              of $172,039 and $167,415                                  185,487             180,751
          -----------------------------------------------------------------------------------------
                         Total liabilities                            2,032,457           1,834,866
          -----------------------------------------------------------------------------------------

          Commitments and contingencies

          Stockholders' equity
            Common stock:  179,489 and 179,422 shares outstanding           940                 940
            Additional paid-in capital                                  735,038             734,547
            Retained earnings                                         1,101,872           1,063,793
            Treasury stock, at cost:  55,659 and 55,726 shares         (286,472)           (286,796)
          -----------------------------------------------------------------------------------------
                         Total stockholders' equity                   1,551,378           1,512,484
          -----------------------------------------------------------------------------------------
                                                                     $3,583,835          $3,347,350
          =========================================================================================

          See notes to condensed consolidated financial statements.

          CONDENSED CONSOLIDATED                                               MIRAGE RESORTS, INCORPORATED
          STATEMENTS OF INCOME (UNAUDITED)
          -------------------------------------------------------------------------------------------------

          Three Months Ended March 31                                                    1998          1997
          -------------------------------------------------------------------------------------------------
          (In thousands, except per share amounts)
          Gross revenues                                                             $377,932      $394,399
          Less - promotional allowances                                               (35,328)      (32,360)
          -------------------------------------------------------------------------------------------------
                                                                                      342,604       362,039
          -------------------------------------------------------------------------------------------------
          Costs and expenses
            Casino-hotel operations                                                   205,646       202,918
            General and administrative                                                 39,981        38,416
            Depreciation and amortization                                              22,584        21,356
            Corporate expense                                                           8,485         8,612
          -------------------------------------------------------------------------------------------------
                                                                                      276,696       271,302
          -------------------------------------------------------------------------------------------------

          Operating income                                                             65,908        90,737
          -------------------------------------------------------------------------------------------------
          Other income (expense)
            Interest cost                                                             (29,167)      (12,726)
            Interest capitalized                                                       23,825         9,565
            Other, including interest income                                            4,857           144
          -------------------------------------------------------------------------------------------------
                                                                                         (485)       (3,017)
          -------------------------------------------------------------------------------------------------
          Income before income taxes and extraordinary item                            65,423        87,720
          Provision for income taxes                                                   23,823        31,031
          -------------------------------------------------------------------------------------------------
          Income before extraordinary item                                             41,600        56,689
          Extraordinary item - loss on early retirement of debt,
            net of applicable income tax benefit                                       (3,521)       (2,225)
          -------------------------------------------------------------------------------------------------
          Net income                                                                 $ 38,079      $ 54,464
          =================================================================================================
          Income per share before extraordinary item
            Basic                                                                    $   0.23      $   0.32
            Diluted                                                                      0.22          0.30
          Net income per share
            Basic                                                                    $   0.21      $   0.31
            Diluted                                                                      0.20          0.28
          Weighted-average common shares outstanding (used in the
            computation of basic earnings per share)                                  179,443       178,454
          Effect of common stock options under the treasury stock method               13,270        13,522
          -------------------------------------------------------------------------------------------------
          Weighted-average common and common equivalent shares
            (used in the computation of diluted earnings per share)                   192,713       191,976
          =================================================================================================

          See notes to condensed consolidated financial statements.

          CONDENSED CONSOLIDATED                                           MIRAGE RESORTS, INCORPORATED
          STATEMENTS OF CASH FLOWS (UNAUDITED)
          ---------------------------------------------------------------------------------------------

          Three months ended March 31                                                1998          1997
          ---------------------------------------------------------------------------------------------
          (In thousands)
          Cash flows from operating activities
            Net income                                                          $  38,079     $  54,464
            Adjustments to reconcile net income to net cash provided by operating activities
                Provision for losses on receivables                                 4,638         2,695
                Depreciation and amortization of property and equipment,
                  including amounts reported as corporate expense                  25,853        23,665
                Equity in undistributed earnings of Monte Carlo                    (7,439)       (7,408)
                Amortization of debt discount and issuance costs                    3,330         3,741
                Loss on early retirement of debt                                    5,418         3,422
                Deferred income taxes                                               1,068         4,337
                Changes in components of working capital pertaining to
                  operating activities
                    Decrease in receivables and other current assets               22,294        28,523
                    Decrease in trade accounts payable and accrued expenses       (21,349)      (23,743)
                Other                                                                (257)       (3,603)
          ---------------------------------------------------------------------------------------------
                         Net cash provided by operating activities                 71,635        86,093
          ---------------------------------------------------------------------------------------------
          Cash flows from investing activities
            Capital expenditures                                                 (232,282)     (192,149)
            Proceeds from sales of property and equipment                          26,490         3,774
            Preopening costs                                                      (12,525)       (2,778)
            Other                                                                 (19,009)        7,439
          ---------------------------------------------------------------------------------------------
                         Net cash used for investing activities                  (237,326)     (183,714)
          ---------------------------------------------------------------------------------------------

          Cash flows from financing activities
            Net bank credit facility and commercial paper borrowings               47,647        99,317
            Issuance of long-term debt                                            394,728             -
            Retirement of long-term debt                                         (237,110)            -
            Other                                                                     595           701
          ---------------------------------------------------------------------------------------------
                         Net cash provided by financing activities                205,860       100,018
          ---------------------------------------------------------------------------------------------

          Cash and cash equivalents
            Increase for the period                                                40,169         2,397
            Balance, beginning of period                                           99,337        81,908
          ---------------------------------------------------------------------------------------------
            Balance, end of period                                              $ 139,506     $  84,305
          =============================================================================================

          See notes to condensed consolidated financial statements.

          NOTES TO CONDENSED CONSOLIDATED      MIRAGE RESORTS, INCORPORATED
          FINANCIAL STATEMENTS (UNAUDITED)
          -----------------------------------------------------------------

          NOTE 1 - COMPANY DESCRIPTION AND BASIS OF PRESENTATION

          Mirage Resorts, Incorporated (the "Company"), a Nevada corporation, through wholly owned subsidiaries, owns and operates some of the most successful casino-based entertainment resorts in the world. These resorts include The Mirage and Treasure Island on the Las Vegas Strip, the Golden Nugget in downtown Las Vegas and the Golden Nugget-Laughlin in Laughlin, Nevada. The Company is also a 50% partner in a joint venture that owns and operates the Monte Carlo Resort & Casino ("Monte Carlo") on the Las Vegas Strip.

          The Company is currently constructing two additional wholly owned hotel-casino resorts. Bellagio, an elegant 3,005-guest room luxury resort, is being constructed on approximately 90 acres of a 120-acre site on the Las Vegas Strip. Beau Rivage, a luxurious 1,780-guest room beachfront resort, is being constructed on approximately 23 acres in Biloxi, Mississippi. Bellagio is scheduled to open in October 1998 and Beau Rivage is expected to open in the first quarter of 1999.

          The accompanying condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the Company's 1997 Annual Report on Form 10-K (the "1997 Annual Report") and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report. The Condensed Consolidated Balance Sheet at December 31, 1997 contained herein was derived from audited financial statements, but does not include all disclosures included in the 1997 Annual Report and applicable under generally accepted accounting principles.

          In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been included. The results for the 1998 interim period are not necessarily indicative of expected results for the full year.

          Certain amounts in the 1997 condensed consolidated financial statements have been reclassified to conform with the 1998 presentation. These reclassifications had no effect on the Company's net income.

          NOTE 2 - LONG-TERM DEBT

          ISSUANCE. On February 4, 1998, the Company received net proceeds of approximately $394.7 million (after deducting original issue discount and debt issuance costs) from the issuance of $200 million principal amount of 6 5/8% notes due February 1, 2005 and $200 million principal amount of 6 3/4% notes due February 1, 2008. The notes were issued pursuant to a "shelf" registration statement filed with the Securities and Exchange Commission in October 1997 that allows the Company to issue a total of up to $750 million of debt or equity securities or any combination thereof.

          RETIREMENTS. On March 15, 1998, the Company repaid at maturity the $133 million principal amount of its zero coupon first mortgage notes and redeemed all $100 million principal amount of its 9 1/4% senior subordinated notes. The 9 1/4% notes, scheduled to mature in March 2003, were redeemed at 104.11% of the principal amount. The call premium and write-off of the unamortized debt issuance costs associated with the 9 1/4% notes resulted in an extraordinary loss of $3.5 million ($0.02 per share basic and diluted), net of applicable income tax benefit of $1.9 million.

          ITEM 2.  MANAGEMENT'S   DISCUSSION  AND   ANALYSIS  OF  FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

          COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1998 AND 1997

          FINANCIAL HIGHLIGHTS

          Three months ended March 31                                      1998         1997
          ----------------------------------------------------------------------------------
          (Dollars in thousands, except per share and room rate amounts)
          Gross revenues
            The Mirage                                                 $203,004     $217,002
            Treasure Island                                             100,568      101,314
            Golden Nugget                                                51,319       52,777
            Golden Nugget-Laughlin                                       15,602       15,898
          ----------------------------------------------------------------------------------
                                                                        370,493      386,991
            Equity in earnings of Monte Carlo                             7,439        7,408
          ----------------------------------------------------------------------------------
                                                                       $377,932     $394,399
          ----------------------------------------------------------------------------------
          Net revenues
            The Mirage                                                 $184,094     $198,674
            Treasure Island                                              90,895       94,020
            Golden Nugget                                                46,470       47,748
            Golden Nugget-Laughlin                                       13,706       14,189
          ----------------------------------------------------------------------------------
                                                                        335,165      354,631
            Equity in earnings of Monte Carlo                             7,439        7,408
          ----------------------------------------------------------------------------------
                                                                       $342,604     $362,039
          ----------------------------------------------------------------------------------
          Operating profit
            The Mirage                                                 $ 41,755     $ 59,136
            Treasure Island                                              16,819       22,529
            Golden Nugget                                                 6,755        8,269
            Golden Nugget-Laughlin                                        1,625        2,007
          ----------------------------------------------------------------------------------
                                                                         66,954       91,941
            Equity in earnings of Monte Carlo                             7,439        7,408
            Corporate expense                                            (8,485)      (8,612)
          ----------------------------------------------------------------------------------
                                                                       $ 65,908     $ 90,737
          ----------------------------------------------------------------------------------
          Operating margin (operating profit/net revenues)
            The Mirage                                                    22.7%        29.8%
            Treasure Island                                               18.5%        24.0%
            Golden Nugget                                                 14.5%        17.3%
            Golden Nugget-Laughlin                                        11.9%        14.1%
            Company-wide (before Monte Carlo and corporate expense)       20.0%        25.9%
          ----------------------------------------------------------------------------------
          Income before extraordinary item                             $ 41,600     $ 56,689
          Net income                                                   $ 38,079     $ 54,464
          ----------------------------------------------------------------------------------
          Income per share before extraordinary item
            Basic                                                      $   0.23     $   0.32
            Diluted                                                        0.22         0.30
          Net income per share
            Basic                                                      $   0.21     $   0.31
            Diluted                                                        0.20         0.28
          ----------------------------------------------------------------------------------
          Other information (excluding Monte Carlo)
            Company-wide table games win percentage                       19.8%        20.0%
            Company-wide occupancy of standard guest rooms                98.1%        99.4%
            Average standard guest room rate (a)                       $     89     $     94
          ----------------------------------------------------------------------------------
          (a)  Cash rate (i.e., excluding complimentary accommodations) at the Company's Las
               Vegas hotels.

          The Company reported income before extraordinary item of $41.6 million, or $0.22 per share, during the 1998 first quarter, versus $56.7 million, or $0.30 per share, achieved in the prior-year period. As expected, earnings during the recent quarter were impacted by a decline in international baccarat business and increased competitive pressures in the Las Vegas market. The
          Company also experienced a slightly lower table games win percentage during the 1998 first quarter, as well as additional costs associated with the upcoming openings of Bellagio and Beau Rivage. The 1997 first quarter included a pre-tax gain of $3.6 million associated with the sale and exchange of land in Las Vegas. There were no similar non-recurring gains in the 1998 quarter.

          Approximately  10%  of  the  Company's  1997  first  quarter  net revenues were attributable to the game of baccarat, versus approximately 8% in the 1998 period. Baccarat tends to be the game of choice of certain VIP customers, many of whom reside or have wealth originating in the Far East. The economies of certain Asian countries have experienced well-publicized difficulties over the past several months, with sharp declines in regional stock markets and devaluation of certain currencies.

          The Company's international baccarat business was strong in the prior-year first quarter and generally remained strong through January 1998. Such business declined significantly, however, in February and March. As a result, baccarat revenues in the first quarter of 1998 declined by 30% from the prior-year period, which was the principal reason for the 5% decline in the Company's net operating revenues. Management expects the level of baccarat play during 1998 to continue to be substantially lower than in 1997 due to the economic situation in the Far East. Excluding baccarat, the Company's table games revenues were approximately flat versus the 1997 first quarter. Company-wide slot revenues, meanwhile, increased by 2% over the prior-year period.

          The Las Vegas market experienced a substantial increase in room inventory during 1997. As a result, city-wide occupancy and average room rates have declined. Although less affected than much of its competition, the Company has also experienced a decline in the average standard room rate and occupancy at its Las Vegas hotels.

          The Bellagio and Beau Rivage projects remain on schedule and on budget for their respective mid-October 1998 and first quarter 1999 openings. Combined, these two resorts will create approximately 13,000 new job opportunities. Many of these positions will be filled through promotion or transfer of employees from the Company's existing resorts. To ensure a smooth transition, the Company has begun hiring and training replacement employees, resulting in higher-than-normal staffing levels. Management estimates the higher staffing levels reduced the Company's pre-tax income by $2 million to $3 million during the 1998 first quarter, and will probably have a similar or greater impact in the second and third quarters of 1998.

          The decline in baccarat business during the 1998 first quarter occurred principally at The Mirage, accounting for most of the decline in that resort's revenues and operating income. The Mirage's table games revenues, excluding baccarat, increased by 2% over the 1997 first quarter and slot revenues were up 9%. The Mirage's standard guest room occupancy was near 99% during both first quarters, with a slight decline in the 1998 quarter's average daily rate.

          Treasure Island's gross revenues were approximately $101 million in the first quarter of both 1998 and 1997. Casino revenues were relatively flat. Increases in race and sports book revenues and a small increase in slot revenues were offset by lower table games revenues resulting from a decline in activity and the win percentage. Standard guest room occupancy remained strong at 98.7%, versus nearly 100% during the first quarter of 1997. Increases in competition, however, particularly in Treasure
          Island's market segment, resulted in increases in promotional allowances and expenses and a 4% decline in the average standard room rate. These factors, together with the higher-than-normal staffing levels discussed previously, resulted in a decrease in Treasure Island's net revenues and operating income. The Golden Nugget-Las Vegas and the Golden Nugget-Laughlin were likewise affected by competitive market conditions.

          Monte Carlo achieved gross revenues of $67.4 million during the 1998 first quarter, exceeding any quarter during 1997. Nevertheless, promotional allowances and operating expenses at the resort also increased, resulting in small declines in both net revenues and operating income. The joint venture, however, used Monte Carlo's operating cash flow to reduce its total debt from $165.8 million at March 31, 1997 to $93.2 million at March 31, 1998. As a result of the related decrease in interest expense, Monte Carlo's contribution to the Company's earnings increased slightly over the 1997 first quarter.

          Interest cost and interest capitalized more than doubled over the prior-year period, reflecting the Company's growing investment in its Bellagio and Beau Rivage projects. On March 15, 1998, the Company repaid at maturity the $133 million principal amount of its zero coupon first mortgage notes and redeemed prior to maturity all $100 million principal amount of its 9 1/4% senior subordinated notes. The zero coupon notes accreted at an effective interest rate of 11% and represented the Company's only outstanding secured indebtedness. The 9 1/4% notes, scheduled to mature in March 2003, were redeemed at 104.11% of the principal amount. Although redemption of the 9 1/4% notes was financially advantageous to the Company, the call premium and write-off of the unamortized debt issuance costs resulted in an extraordinary loss of $3.5 million, net of applicable income tax benefit of $1.9 million. The 1997 first quarter included an extraordinary charge of $2.2 million, net of applicable income tax benefit of $1.2 million, associated with amending and increasing the size of the Company's revolving bank credit facility.

          CAPITAL SPENDING, CAPITAL RESOURCES AND LIQUIDITY

          Completion of the Bellagio and Beau Rivage projects, by most measures, will nearly double the size of the Company. The capital required for such expansion is being provided by the Company's net operating cash flow, revolving bank credit facility and commercial paper borrowings and the issuance of long-term unsecured debt.

          During the first quarter of 1998, the Company's existing resorts contributed net operating cash flow (as shown in the Condensed Consolidated Statements of Cash Flows) of $71.6 million, versus $86.1 million in the first three months of 1997. The lower operating cash flow contribution principally reflects the decline in the Company's operating income.

          Capital expenditures during the first quarter of 1998 totaled $232.3 million, compared with $192.1 million in the prior-year period. Capital expenditures during both periods primarily represent amounts invested in the Bellagio and Beau Rivage projects. Including land, capitalized interest and preopening costs, but excluding fine art acquired for display and resale at Bellagio, Bellagio is expected to cost approximately $1.6 billion and Beau Rivage is expected to cost approximately $600 million. Of such amounts, the Company had incurred approximately $1.1 billion associated with Bellagio and approximately $287 million associated with Beau Rivage at March 31, 1998. In January 1998, the Company sold four of the works of art acquired for Bellagio to its Chairman for a total sale price of approximately $25.6 million. The sale price was equal to the amount paid by the Company for the artwork in the fourth quarter of 1997. The Company is leasing from its Chairman, on a month-to-month basis, 12 works of fine art (including three of the works purchased from the Company) for public display at its hotel-casinos. The monthly rental as a percentage of the total purchase price of the artwork is substantially less than the Company's current cost of borrowing.

          Further expansion of the Company is currently being planned for Atlantic City, New Jersey. In January 1998, the City of Atlantic City conveyed to the Company approximately 180 acres (125 acres of which are developable) in the Marina area of the City in ex-change for the Company agreeing to develop a hotel-casino on the site and undertaking certain other obligations. The Company has also entered into an agreement with certain State agencies with respect to the construction and joint funding of road improvements necessary to improve access to the Marina area. In connection with such agreement, in October 1997 the Company and one of the State agencies funded their respective $110 million and $125 million portions of the $330 million estimated total cost of the road improvements. The funds were deposited into escrow accounts and are restricted for construction of the road improvement project. The remaining $95 million estimated cost of the project is being provided by the other State agency party to the agreement. The contractor is currently in the design phase of the road improvement project, which is being undertaken pursuant to a fixed-price design/build contract.

          Numerous governmental permits must be received and various other conditions must be satisfied before construction can commence on the road improvement project and the Company's hotel-casino. Accordingly, there can be no assurance that the Company will construct a hotel-casino in Atlantic City or as to the timing or cost of construction. The Company is currently in the early design stage of its planned Atlantic City hotel-casino and a project budget has not yet been developed.

          In December 1997, the Company entered into agreements to acquire Boardwalk Casino, Inc. ("BCI") and certain related assets. The acquisition will require total cash outlays (including the cost of previously acquired BCI debt) of approximately $107 million. The Company had expended approximately $59 million of such amount at March 31, 1998. Consummation of the BCI acquisition is subject to a number of conditions, including approval by the stockholders of BCI and the receipt of requisite approvals from gaming regulatory authorities. The Company holds proxies covering approximately 53% of BCI's outstanding shares and has agreed to vote such shares in favor of the acquisition at the special meet-ing of BCI shareholders scheduled for May 27, 1998. If the necessary approvals are obtained, the acquisition is expected to close in June 1998.

          BCI owns and operates the Boardwalk, a hotel-casino on the Las Vegas Strip between Monte Carlo and Bellagio. The Boardwalk in-cludes a 33,000-square foot casino and a 653-room hotel currently being operated under a Holiday Inn -Registered Trademark- fran-chise license agreement. The acquisition, together with adjacent land owned by the Company (including a portion of the Bellagio site not required for Bellagio) and land the Company has agreed to acquire in an exchange with Monte Carlo, would afford the Company a 42-acre site with 817 feet of frontage on the Las Vegas Strip for potential future development between and contiguous to Bellagio and Monte Carlo. The design, timing and cost of any such future development is still highly uncertain.

          On February 4, 1998, the Company received net proceeds of $394.7 million from the issuance of $200 million principal amount of 6 5/8% unsecured notes due February 2005 and an equal principal amount of 6 3/4% unsecured notes due February 2008. The notes were issued pursuant to a "shelf" registration statement filed with the Securities and Exchange Commission in October 1997 that allows the Company to issue a total of up to $750 million of debt or equity securities or any combination thereof. On March 15, 1998, net proceeds from the offering of $237.1 million were effectively used to retire the zero coupon notes and redeem the 9 1/4% notes discussed previously. At March 31, 1998, bank credit facility borrowings and the face amount of outstanding commercial paper notes totaled $665.0 million, leaving approximately $1.1 billion available.

          Management believes that existing cash balances, operating cash flow and available borrowing capacity will provide the Company with sufficient resources to meet its existing debt obligations and foreseeable capital expenditure requirements.

          RECENTLY ISSUED ACCOUNTING STATEMENT

          In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 98-5 - Reporting on the Costs of Start-Up Activities ("SOP 98-5"). The provisions of SOP 98-5 are effective for fiscal years beginning after December 15, 1998 and require that the costs associated with start-up activities (including preopening costs of casinos) be expensed as incurred.

          The Company currently capitalizes preopening costs and amortizes such costs over the 60-day period following opening of the related facility. As a result, all preopening costs related to Bellagio, which is scheduled to open in October, should be fully amortized to expense in the 1998 fourth quarter. As currently envisioned, the Company plans to adopt the provisions of SOP 98-5 effective January 1, 1999, and all capitalized preopening costs related to the Beau Rivage and Atlantic City projects, and any other projects the Company may undertake, will be written off and reflected as a cumulative effect of change in accounting principle, net of income tax, in its 1999 first quarter financial statements.

          CERTAIN FORWARD-LOOKING STATEMENTS

          Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and
          Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include information relating to plans for future expansion and other business development activities as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and con-struction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or international economic conditions, pending litigation, changes in federal or state tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).

          PART II.  OTHER INFORMATION

          ITEM 1.   LEGAL PROCEEDINGS

          Reference is made to the litigation between the Registrant and Circus Circus Enterprises, Inc. described under "Legal Proceed-ings" in Item 3 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. In April 1998, the New Jersey court denied the Registrant's motion to dismiss or stay the New Jersey Action and the Nevada court stayed the Nevada Action for a period of 90 days in deference to the New Jersey Action. The New Jersey Action is now in the discovery phase.

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits.

              10.1 Second  Amendment  to  Jansen  Agreement,  dated  as  of
                   March 13, 1998, between the Registrant and Avis P. Jansen, individually, as executrix of the Estate of Norbert W. Jansen and as Trustee for the Jansen Family Trust under an Agreement dated July 14, 1993.

              10.2 Amendment  No.  7, dated as  of  January  12,  1998,  to
                   Reducing Revolving Loan Agreement, dated as of December 21, 1994, among Victoria Partners, each Bank party thereto, The Long-Term Credit Bank of Japan, Ltd., Los Angeles Agency and Societe Generale, as Co-Agents, and Bank of America National Trust and Savings Association, as Administrative Agent (without schedule).

              15 Letter from independent public accountants acknowledging awareness of the use of their report dated May 8, 1998 in the Registrant's registration statements.

              27   Financial Data Schedule.

          (b) Reports on Form 8-K.

              The Registrant filed three Current Reports on Form 8-K during the three-month period ended March 31, 1998:

              (1) In a Form 8-K dated December 22, 1997, under Items 5 and 7, the Registrant reported the execution of a merger agreement with Boardwalk Casino, Inc. and filed certain related exhibits.

              (2) In a Form 8-K dated January 8, 1998, under Item 5, the Registrant reported (i) that it had taken title to certain property in Atlantic City, New Jersey and had notified Circus Circus Enterprises, Inc. and Boyd Gaming Corporation of the termination of the Registrant's previous agreements with each of them, (ii) certain factors which affected its 1997 fourth quarter operating results and (iii) a delay in the expected completion date of Beau Rivage.

              (3) In a Form 8-K dated February 2, 1998, under Item 7, the Registrant filed as exhibits the form of Underwriting Agreement with respect to the sale of its 6 5/8% notes and 6 3/4% notes and the form of Supplemental Indenture governing such notes.

                                   SIGNATURES



               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      Mirage Resorts, Incorporated

          May 14, 1998                by:  DANIEL R. LEE
          --------------                   --------------------------------
               Date                        Daniel R. Lee
                                           Senior Vice  President - Finance
                                           and Development, Chief Financial
                                           Officer and Treasurer (Principal
                                           Financial Officer)