Form 10-Q
period 1998-06-30
MIRAGE RESORTS INC
filed 1998-08-14
CIK 42246

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------
Commission File No. 01-6697

                       Mirage Resorts, Incorporated
---------------------------------------------------------------------------
          (Exact name of Registrant as specified in its charter)

            Nevada                                    88-0058016
-------------------------------        ------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

         3400 Las Vegas Boulevard South, Las Vegas, Nevada  89109
---------------------------------------------------------------------------
            (Address of principal executive offices - Zip Code)

                              (702) 791-7111
---------------------------------------------------------------------------
           (Registrant's telephone number, including area code)

---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    YES  X    NO
                                                      ---      ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common stock, $0.004 par value, 179,734,592 shares outstanding as of August 12, 1998.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited condensed consolidated financial information as of June 30, 1998 and for the three-month and six-month periods ended June 30, 1998 and 1997 included in this report was reviewed by Arthur Andersen LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.

              REVIEW REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
              -----------------------------------------------

To the Directors and Stockholders
of Mirage Resorts, Incorporated


We have reviewed the accompanying condensed consolidated balance sheet of Mirage Resorts, Incorporated (a Nevada corporation) and subsidiaries (the "Company") as of June 30, 1998, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1998 and 1997 and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 1998 and 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

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

                                    ARTHUR ANDERSEN LLP

Las Vegas, Nevada
August 13, 1998


CONDENSED CONSOLIDATED                                      MIRAGE RESORTS, INCORPORATED
BALANCE SHEETS
----------------------------------------------------------------------------------------
                                                         At June 30,     At December 31,
                                                                1998                1997
----------------------------------------------------------------------------------------
(In thousands)                                           (Unaudited)
ASSETS

Current assets
  Cash and cash equivalents                               $  145,831          $   99,337
  Receivables, net of allowance for doubtful
    accounts of $46,209 and $42,477                           65,805             101,635
  Inventories                                                 29,474              29,179
  Prepaid expenses and other                                 119,904              70,771
----------------------------------------------------------------------------------------
               Total current assets                          361,014             300,922
Property and equipment, net of accumulated
  depreciation of $675,634 and $633,563                    1,556,154           1,455,125
Construction in progress                                   1,665,050           1,261,084
Other assets, net                                            313,520             330,219
----------------------------------------------------------------------------------------
                                                          $3,895,738          $3,347,350
========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                        $  116,366          $  151,993
  Accrued expenses                                           120,626             104,467
  Current maturities of long-term debt                         1,554                 927
----------------------------------------------------------------------------------------
               Total current liabilities                     238,546             257,387
  Long-term debt, net of current maturities                1,862,843           1,396,728
  Other liabilities, including deferred income
    taxes of $194,204 and $167,415                           207,912             180,751
----------------------------------------------------------------------------------------
               Total liabilities                           2,309,301           1,834,866
----------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity
  Common stock: 179,590 and 179,422 shares outstanding           940                 940
  Additional paid-in capital                                 735,975             734,547
  Retained earnings                                        1,135,491           1,063,793
  Treasury stock, at cost: 55,558 and 55,726 shares         (285,969)           (286,796)
----------------------------------------------------------------------------------------
               Total stockholders' equity                  1,586,437           1,512,484
----------------------------------------------------------------------------------------
                                                          $3,895,738          $3,347,350
========================================================================================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


CONDENSED CONSOLIDATED                                      MIRAGE RESORTS, INCORPORATED
STATEMENTS OF INCOME (UNAUDITED)
----------------------------------------------------------------------------------------
                                                Three Months             Six Months
                                            --------------------    --------------------
For the periods ended June 30                 1998        1997        1998        1997
----------------------------------------------------------------------------------------
(In thousands, except per share amounts)
Gross revenues                              $354,157    $373,757    $732,089    $768,156
Less - promotional allowances                (31,222)    (29,396)    (66,550)    (61,756)
----------------------------------------------------------------------------------------
                                             322,935     344,361     665,539     706,400
----------------------------------------------------------------------------------------
Costs and expenses
  Casino-hotel operations                    198,818     198,847     404,573     401,765
  General and administrative                  39,474      39,956      79,346      78,372
  Depreciation and amortization               22,472      22,018      45,056      43,374
  Corporate expense                            9,607       6,703      18,092      15,315
----------------------------------------------------------------------------------------
                                             270,371     267,524     547,067     538,826
----------------------------------------------------------------------------------------
Operating income                              52,564      76,837     118,472     167,574
----------------------------------------------------------------------------------------
Other income (expense)
  Interest cost                              (29,076)    (14,477)    (58,243)    (27,203)
  Interest capitalized                        25,803      11,934      49,628      21,499
  Other, including interest income             3,703       1,364       8,560       1,508
----------------------------------------------------------------------------------------
                                                 430      (1,179)        (55)     (4,196)
----------------------------------------------------------------------------------------
Income before income taxes and
  extraordinary item                          52,994      75,658     118,417     163,378
Provision for income taxes                    19,375      26,757      43,198      57,788
----------------------------------------------------------------------------------------
Income before extraordinary item              33,619      48,901      75,219     105,590
Extraordinary item - loss on early
  retirement of debt, net of applicable
  income tax benefit                               -           -      (3,521)     (2,225)
----------------------------------------------------------------------------------------
Net income                                  $ 33,619    $ 48,901    $ 71,698    $103,365
========================================================================================
Income per share before extraordinary item
  Basic                                     $   0.19    $   0.27    $   0.42    $   0.59
  Diluted                                       0.18        0.25        0.39        0.55
Net income per share
  Basic                                     $   0.19    $   0.27    $   0.40    $   0.58
  Diluted                                       0.18        0.25        0.37        0.54
----------------------------------------------------------------------------------------
Weighted-average common shares outstanding
  (used in the computation of basic
   earnings per share)                       179,541     178,668     179,492     178,561
Effect of common stock options under the
  treasury stock method                       12,464      13,102      12,867      13,312
----------------------------------------------------------------------------------------
Weighted-average common and common
  equivalent shares (used in the computation
  of diluted earnings per share)             192,005     191,770     192,359     191,873
========================================================================================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


CONDENSED CONSOLIDATED                                                 MIRAGE RESORTS, INCORPORATED
STATEMENTS OF CASH FLOWS (UNAUDITED)
---------------------------------------------------------------------------------------------------
Six months ended June 30                                                         1998          1997
---------------------------------------------------------------------------------------------------
(In thousands)
Cash flows from operating activities
  Net income                                                                $  71,698     $ 103,365
  Adjustments to reconcile net income to net cash provided by operating activities
        Provision for losses on receivables                                    10,403         7,284
        Depreciation and amortization of property and equipment,
          including amounts reported as corporate expense                      51,390        47,312
        Earnings in excess of distributions from Monte Carlo                   (5,286)      (16,160)
        Amortization of debt discount and issuance costs                        3,708         7,289
        Loss on early retirement of debt                                        5,418         3,422
        Other adjustments                                                       2,744        (5,563)
        Changes in components of working capital pertaining to
          operating activities, net of effect of Boardwalk acquisition
            Decrease in receivables and other current assets                   17,776         4,681
            Decrease in trade accounts payable and accrued expenses           (27,009)      (43,962)
---------------------------------------------------------------------------------------------------
                  Net cash provided by operating activities                   130,842       107,668
---------------------------------------------------------------------------------------------------

Cash flows from investing activities
  Preopening costs                                                            (29,064)       (8,100)
  Capital expenditures                                                       (489,166)     (461,402)
  Proceeds from sales of property and equipment                                58,624         3,863
  Acquisition of Boardwalk, net of cash acquired                              (55,562)            -
  Other investing activities                                                  (25,555)       11,455
---------------------------------------------------------------------------------------------------
                  Net cash used for investing activities                     (540,723)     (454,184)
---------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Net bank credit facility and commercial paper borrowings                    301,231       348,915
  Issuance of long-term debt                                                  394,728             -
  Retirement of long-term debt                                               (237,110)            -
  Other financing activities                                                   (2,474)        3,961
---------------------------------------------------------------------------------------------------
                  Net cash provided by financing activities                   456,375       352,876
---------------------------------------------------------------------------------------------------

Cash and cash equivalents
  Increase for the period                                                      46,494         6,360
  Balance, beginning of period                                                 99,337        81,908
---------------------------------------------------------------------------------------------------
  Balance, end of period                                                    $ 145,831     $  88,268
===================================================================================================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONDENSED CONSOLIDATED                MIRAGE RESORTS, INCORPORATED
FINANCIAL STATEMENTS (UNAUDITED)
---------------------------------------------------------------------------
NOTE 1 - COMPANY DESCRIPTION AND BASIS OF PRESENTATION

Mirage Resorts, Incorporated (the "Company"), a Nevada corporation, through wholly owned subsidiaries, owns and operates some of the most successful casino-based entertainment resorts in the world. These resorts include The Mirage and Treasure Island on the Las Vegas Strip, the Golden Nugget in downtown Las Vegas and the Golden Nugget-Laughlin in Laughlin, Nevada. The Company is also a 50% partner in a joint venture that owns and operates the Monte Carlo Resort & Casino ("Monte Carlo") on the Las Vegas Strip. Additionally, as discussed below, on June 30, 1998, the Company acquired the Holiday Inn -Registered Trademark- Casino Boardwalk on the Las Vegas Strip.

The Company is currently constructing two additional wholly owned hotel-casino resorts. Bellagio, an elegant 3,005-guest room luxury resort, is being constructed on approximately 90 acres of a 120-acre site on the Las Vegas Strip. Beau Rivage, a luxurious 1,780-guest room beachfront resort, is being constructed on approximately 23 acres in Biloxi, Mississippi. Bellagio is scheduled to open October 15, 1998 and Beau Rivage is expected to open in February 1999.

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

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been included. The results for the 1998 interim periods are not necessarily indicative of expected results for the full year.

Certain    amounts  in the 1997 condensed consolidated financial statements
have  been  reclassified  to conform  with the  1998  presentation.   These
reclassifications had no effect on the Company's net income.

NOTE 2 - ACQUISITION OF BOARDWALK CASINO, INC.

On June 30, 1998, the Company, through a wholly owned subsidiary, completed the acquisition of Boardwalk Casino, Inc. ("Boardwalk") and certain related assets for a total price of approximately $112.0 million in cash. Approximately $51.9 million of this amount was expended in 1997.

Boardwalk owns and operates the Holiday Inn -Registered Trademark- Casino Boardwalk located on the Las Vegas Strip between and contiguous to Monte Carlo and Bellagio. The facility includes 653 hotel rooms and 33,000 square feet of casino space. The Boardwalk acquisition, combined with previously acquired adjacent land, provides the Company with approximately 40 acres with 817 feet of frontage on the Las Vegas Strip for potential future development.

The Boardwalk acquisition was accounted for pursuant to the purchase method, with approximately $135.7 million allocated to the assets acquired and approximately $23.7 million to the liabilities assumed (including $4.1 million of accounts payable and accrued liabilities and $17.5 million of deferred income taxes) based upon their respective estimated fair values.

NOTE 3 - LONG-TERM DEBT

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

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
         RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 1998
AND 1997

FINANCIAL HIGHLIGHTS

Three months ended June 30                                    1998         1997
-------------------------------------------------------------------------------
(Dollars in thousands, except per share and room rate amounts)
Gross revenues
  The Mirage                                              $181,618     $202,159
  Treasure Island                                          100,604       97,890
  Golden Nugget                                             50,397       49,801
  Golden Nugget-Laughlin                                    14,191       15,155
-------------------------------------------------------------------------------
                                                           346,810      365,005
  Equity in earnings of Monte Carlo                          7,347        8,752
-------------------------------------------------------------------------------
                                                          $354,157     $373,757
-------------------------------------------------------------------------------
Net revenues
  The Mirage                                              $163,812     $185,750
  Treasure Island                                           93,268       90,999
  Golden Nugget                                             45,992       45,372
  Golden Nugget-Laughlin                                    12,516       13,488
-------------------------------------------------------------------------------
                                                           315,588      335,609
  Equity in earnings of Monte Carlo                          7,347        8,752
-------------------------------------------------------------------------------
                                                          $322,935     $344,361
-------------------------------------------------------------------------------
Operating profit
  The Mirage                                              $ 28,529     $ 47,116
  Treasure Island                                           18,677       19,670
  Golden Nugget                                              6,876        6,545
  Golden Nugget-Laughlin                                       742        1,457
-------------------------------------------------------------------------------
                                                            54,824       74,788
  Equity in earnings of Monte Carlo                          7,347        8,752
  Corporate expense                                         (9,607)      (6,703)
-------------------------------------------------------------------------------
                                                          $ 52,564     $ 76,837
-------------------------------------------------------------------------------
Operating margin (operating profit/net revenues)
  The Mirage                                                 17.4%        25.4%
  Treasure Island                                            20.0%        21.6%
  Golden Nugget                                              15.0%        14.4%
  Golden Nugget-Laughlin                                      5.9%        10.8%
  Company-wide (before Monte Carlo and corporate expense)    17.4%        22.3%
-------------------------------------------------------------------------------
Net income                                                $ 33,619     $ 48,901
Net income per share
  Basic                                                   $   0.19     $   0.27
  Diluted                                                 $   0.18     $   0.25
-------------------------------------------------------------------------------
Other information (excluding Monte Carlo)
  Company-wide table games win percentage                    16.8%        20.1%
  Company-wide occupancy of standard guest rooms             99.3%        99.0%
  Average standard guest room rate(a)                     $     92     $     95
-------------------------------------------------------------------------------
(a)  Cash rate (i.e., excluding complimentary accommodations) at the  Company's
     Las Vegas hotels.

The Company reported 1998 second quarter net income of $33.6 million, or $0.18 per share, versus $48.9 million, or $0.25 per share, achieved in the second quarter of 1997. Earnings during the recent quarter were affected by a lower-than-historical table games win percentage, a decline in the level of baccarat play and higher staffing and training costs associated with the Bellagio and Beau Rivage projects. Earnings during the 1998 second quarter were also impacted by fewer performances by Siegfried & Roy due to a temporary injury sustained by one of the principal performers. The show resumed its normal schedule in late June. Partially offsetting these factors, the Company recorded a pre-tax gain of approximately $5.2 million during the 1998 second quarter in connection with the sale of 16 acres of land to the owner of the upscale retail mall adjacent to The Mirage and
Treasure Island. The land was previously used for off-site parking for employees of both hotel-casinos. To facilitate the land sale, the Company completed construction in March of an 1,800-space employee parking garage directly behind The Mirage and Treasure Island. The owner of the mall intends to use the acquired land for a significant expansion project, which should prove beneficial to both The Mirage and Treasure Island.

The Company's table games win percentage was 16.8% during the 1998 second quarter, versus 20.1% in the prior-year period. By comparison, the win percentage over the past three calendar years averaged 20.3%. Management estimates that a 3.5-percentage point differential in the quarterly win percentage translates to approximately $0.04 to $0.05 of net income per share. The win percentage can be affected by luck, changes in the mix of table games played and changes in the manner in which customers play the games.

The difficulties being experienced by the economies of certain Asian countries is having an impact on the Company's international baccarat business. The level of baccarat play during the 1998 second quarter declined by 13% from the prior-year period. The decline in baccarat activity during the quarter, assuming a normal win percentage and appropriate profit margin, equates to approximately $0.01 of net income per share. The other components of the Company's casino activity have generally equaled or exceeded historical levels. During the 1998 second quarter, the level of play and win percentage at the Company's other table games increased over the prior-year period, resulting in a 4% growth in related revenues. Company-wide slot revenues also increased slightly over the 1997 second quarter.

The  Bellagio  and  Beau  Rivage  projects remain  on  schedule  for  their respective October 15, 1998 and February 1999 openings. These spectacular new resorts, by most measures, will nearly double the size of the Company. In total, the Company's staffing will increase from approximately 17,000 employees to 30,000 employees over the next several months. Many of the positions for Bellagio and Beau Rivage are being filled through promotion or transfer of employees from the Company's existing resorts. To ensure a smooth transition, the Company has been hiring and training replacement employees. Management estimates the higher staffing levels and additional training costs reduced the Company's earnings by approximately $0.01 per share during the 1998 second quarter, and will most likely have a similar or greater impact in the third quarter.

Occupancy of the Company's standard guest rooms increased slightly over the 1997 second quarter (99.3% versus 99.0%) and the average daily standard room rate at its Las Vegas hotels declined by 3%. There was a significant increase in Las Vegas room inventory during 1996 and 1997, principally on the Strip, and this has resulted in a decline in city-wide occupancy and average room rates. Management anticipates continued pressure on hotel occupancy and room rates during 1998. The Company's hotel occupancy and average room rates have generally outperformed the Strip averages, and this continued to be the case in the second quarter.

The Mirage was particularly impacted by the lower table games win per-centage and the decline in baccarat activity, accounting for most of the decrease in the resort's 1998 second quarter revenues and operating income. Excluding baccarat, The Mirage's table games revenues increased by 3% over the 1997 second quarter. Slot revenues were essentially flat.
The Mirage's net non-casino revenues were down by $4.3 million, or 5%, versus the 1997 second quarter. Entertainment revenues declined by $4.2 million, or 30%, primarily reflecting the decrease in the number of performances by Siegfried & Roy. The average occupancy rate for The Mirage's standard guest rooms was nearly 100% during both second quarters, with only a 2% decline in the 1998 quarter's average daily rate. The Mirage's 50% share of the land sale gain discussed above added $2.6 million to the resort's revenues and operating income during the quarter. The higher staffing levels and additional training costs discussed previously occurred predominantly at The Mirage, contributing to the 8.0-percentage point decrease in its operating margin. The Company's other properties are also being affected by these additional staffing efforts, but to a lesser degree.

The remaining 50% of the land sale gain was recorded by Treasure Island. Excluding such amount, operating revenues at the resort were substantially equal to those of the prior-year second quarter. Slot revenues increased by 5%, offsetting a 4% decline in table games revenues caused by lower baccarat activity and a decline in the win percentage. Similar to The Mirage, Treasure Island's standard guest rooms were nearly 100% occupied during both second quarters. The average daily room rate during the 1998 second quarter, however, was 4% lower than in the prior-year period. Net revenues for the Cirque du Soleil production grew by 7%, outweighing a combined 2% decline in Treasure Island's other net non-casino revenues.

The Golden Nugget in downtown Las Vegas achieved a 5% increase in operating income versus the 1997 second quarter, despite competitive market conditions. The Company's small Golden Nugget-Laughlin facility experienced a decline in its revenues and profitability, principally due to competition from Indian casinos in Arizona and Indian casinos operating largely illegally in Southern California.

Monte Carlo achieved gross revenues of $67.6 million during the 1998 second quarter, exceeding any quarter since 1996. Promotional and other operating expenses at the resort also increased, resulting in a $3.1 million, or 16%, decline in operating income. Prior to the 1998 second quarter, the joint venture was using Monte Carlo's operating cash flow principally to reduce its total debt. At June 30, 1998, outstanding debt totaled $92.6 million, versus $141.2 million at June 30, 1997. As a result, interest cost was substantially lower during the 1998 second quarter, partially offsetting the decline in operating income. During the 1998 second quarter, Monte Carlo achieved a favorable pricing tier under its bank credit agreement.

At that time, the joint venture decided to begin distributing Monte Carlo's available cash to the partners, which, if continued, should result in the joint venture's debt remaining at approximately $90 million (offset by lower debt at the Company than would otherwise be the case).

The increase in interest cost and interest capitalized during the 1998 second quarter primarily reflects the Company's growing investment in Bellagio and Beau Rivage. The category "Other, including interest income" increased by $2.3 million over the 1997 second quarter. In the third quarter of 1997, the Company purchased certain of Boardwalk's previously issued debt securities as part of the acquisition. As a result, interest was earned on the securities until Boardwalk became a wholly owned subsidiary of the Company on June 30. At that date, the note became an intercompany note and Boardwalk's income thereafter is included in the Company's consolidated income. The 1998 quarter also includes the earnings on an escrow account established by the Company in October 1997 to fund its portion of the cost of certain road improvements in the Marina area of Atlantic City, New Jersey.

COMPARISON OF OPERATING RESULTS FOR THE SIX-MONTH  PERIODS ENDED JUNE 30, 1998
AND 1997

FINANCIAL HIGHLIGHTS

Six months ended June 30                                      1998        1997
------------------------------------------------------------------------------
(Dollars in thousands, except per share and room rate amounts)
Gross revenues
  The Mirage                                              $384,622    $419,161
  Treasure Island                                          201,172     199,204
  Golden Nugget                                            101,716     102,578
  Golden Nugget-Laughlin                                    29,793      31,053
------------------------------------------------------------------------------
                                                           717,303     751,996
  Equity in earnings of Monte Carlo                         14,786      16,160
------------------------------------------------------------------------------
                                                          $732,089    $768,156
------------------------------------------------------------------------------
Net revenues
  The Mirage                                              $347,906    $384,424
  Treasure Island                                          184,163     185,019
  Golden Nugget                                             92,462      93,120
  Golden Nugget-Laughlin                                    26,222      27,677
------------------------------------------------------------------------------
                                                           650,753     690,240
  Equity in earnings of Monte Carlo                         14,786      16,160
------------------------------------------------------------------------------
                                                          $665,539    $706,400
------------------------------------------------------------------------------
Operating profit
  The Mirage                                              $ 70,284    $106,252
  Treasure Island                                           35,496      42,199
  Golden Nugget                                             13,631      14,814
  Golden Nugget-Laughlin                                     2,367       3,464
------------------------------------------------------------------------------
                                                           121,778     166,729
  Equity in earnings of Monte Carlo                         14,786      16,160
  Corporate expense                                        (18,092)    (15,315)
------------------------------------------------------------------------------
                                                          $118,472    $167,574
------------------------------------------------------------------------------
Operating margin (operating profit/net revenues)
  The Mirage                                                 20.2%       27.6%
  Treasure Island                                            19.3%       22.8%
  Golden Nugget                                              14.7%       15.9%
  Golden Nugget-Laughlin                                      9.0%       12.5%
  Company-wide (before Monte Carlo and corporate expense)    18.7%       24.2%
------------------------------------------------------------------------------
Income before extraordinary item                          $ 75,219    $105,590
Net income                                                $ 71,698    $103,365
------------------------------------------------------------------------------
Income per share before extraordinary item
  Basic                                                   $   0.42    $   0.59
  Diluted                                                     0.39        0.55
Net income per share
  Basic                                                   $   0.40    $   0.58
  Diluted                                                     0.37        0.54
------------------------------------------------------------------------------
Other information (excluding Monte Carlo)
  Company-wide table games win percentage                    18.4%       20.0%
  Company-wide occupancy of standard guest rooms             98.7%       99.2%
  Average standard guest room rate(a)                     $     91    $     94
------------------------------------------------------------------------------
(a)  Cash rate (i.e., excluding complimentary accommodations) at the Company's
     Las Vegas hotels.

The Company reported income before extraordinary item of $75.2 million, or $0.39 per share, during the first six months of 1998, versus $105.6 million, or $0.55 per share, in the corresponding 1997 period. Both six-month periods include debt-related extraordinary charges. As discussed in
Note 3 of Notes to Condensed Consolidated Financial Statements, the 1998 period includes a charge of $3.5 million, or $0.02 per share, associated with the redemption of all $100.0 million principal amount of the Company's 9 1/4% notes. The 1997 period includes a similar charge of $2.2 million, or $0.01 per share, associated with amending and increasing the size of the Company's bank credit facility. After deducting such charges, net income for the 1998 six-month period was $71.7 million, or $0.37 per share, compared with $103.4 million, or $0.54 per share, for the first half of 1997.

The Company's earnings during the first six months of 1998 were likewise affected by the decline in international baccarat business and increased competitive pressures in the Las Vegas market discussed previously in comparing the three-month periods. The level of baccarat play was down 27% from the 1997 six-month period. The Company-wide table games win percentage was also below the 1997 period, 18.4% versus 20.0%. Excluding baccarat, activity and revenues at the Company's other table games increased slightly over the prior-year period. Slot revenues also achieved a small increase. Despite the additional Las Vegas room capacity, occupancy of the Company's standard guest rooms remained strong at 98.7%, versus 99.2% in the prior-year period. The Company's standard guest room rate at its Las Vegas hotels averaged $91, down a modest 3% from the $94 average during the first six months of 1997. The 1998 period includes the $5.2 million pre-tax land sale gain discussed previously. The 1997 six-month period includes a similar gain of $3.6 million recorded in the first quarter related to the sale and exchange of land in Las Vegas. The Company incurred higher payroll and training costs throughout the entire first half of 1998 due to the Bellagio and Beau Rivage staffing efforts discussed previously.

A substantial portion of the decline in the Company's baccarat activity during 1998 occurred at The Mirage. This, together with a 2.5-percentage point decline in the table games win percentage, primarily accounts for a $25.1 million, or 11%, decrease in The Mirage's casino revenues. Revenues at The Mirage's other table games and slots increased by 3% and 4%, respectively, over the 1997 six-month period. A 9% decline in net food and beverage revenues, combined with fewer performances by Siegfried & Roy and a lower average daily room rate, principally explains an $11.4 million, or 7%, decline in The Mirage's net non-casino revenues. Standard guest room occupancy at The Mirage exceeded 99% during both six-month periods.

Treasure Island's revenue comparisons, in total, were relatively stable for the six-month period. A 3% increase in slot revenues substantially offset a 5% decline in table games revenues resulting primarily from a decline in the win percentage. Total non-casino revenues were also virtually unchanged. Net entertainment revenues grew by 5% over the 1997 six-month period, primarily due to an increase in the average ticket price for Mystere. Net room revenues, however, were down 6%, mainly due to a decline in the average daily room rate. Occupancy of Treasure Island's standard guest rooms, similar to The Mirage, was in excess of 99% during both six-month periods.

The new resorts and additional room capacity on the Strip have particularly impacted the downtown Las Vegas market. The Laughlin market is also being affected by the growth on the Las Vegas Strip, as well as additional competitive pressures from casinos located on nearby Indian reservations. As a result, operating comparisons at the Company's two Golden Nugget properties declined from the 1997 six-month period.

The factors discussed previously in comparing the three-month periods had a similar effect on the Company's net interest expense and interest income when comparing the six-month periods.

CAPITAL SPENDING, CAPITAL RESOURCES AND LIQUIDITY

The capital required for the Company's significant expansion is being provided by net operating cash flow, revolving bank credit facility and commercial paper borrowings and the issuance of long-term unsecured debt.

During the 1998 six-month period, the Company's existing resorts contributed net operating cash flow (as shown in the Condensed Consolidated Statements of Cash Flows) of $130.8 million, versus $107.7 million in the first six months of 1997. As discussed previously, the Monte Carlo joint venture began making cash distributions of its earnings to the partners in the second quarter of 1998. The Company's operating cash flow for the first half of 1998 includes its $9.5 million proportionate share of such distributions.

Capital expenditures during the 1998 period totaled $489.2 million, compared with $461.4 million in the 1997 six-month period. Capital expenditures during both periods primarily represent amounts invested in the Bellagio and Beau Rivage projects. Including land, capitalized interest and preopening costs, but excluding fine art acquired for display and resale at Bellagio, Bellagio is expected to cost approximately $1.6 billion. Due primarily to certain design changes and enhancements, manage-ment now expects Beau Rivage to cost more than, but within approximately 10% of, its earlier estimate of $600 million. Of such amounts, the Company had incurred approximately $1.25 billion associated with Bellagio and approximately $352 million associated with Beau Rivage at June 30, 1998.

In January 1998, the Company sold four of the works of art acquired for Bellagio to its Chairman for a total sale price of approximately $25.6 million. The sale price was equal to the amount paid by the Company for the artwork in the fourth quarter of 1997. The Company is leasing from its Chairman, on a month-to-month basis, 12 works of fine art (including three of the works purchased from the Company) for public display at its hotel-casinos. The monthly rental as a percentage of the total purchase price of the artwork is substantially less than the Company's current cost of borrowing. The Company sold an additional work of art to an independent third party in April 1998 for $10.5 million. Also in April 1998, the Company received net cash proceeds of approximately $23.5 million in connection with the Las Vegas land sale discussed previously.

As discussed in Note 2 of Notes to Condensed Consolidated Financial Statements, the Company completed the acquisition of Boardwalk on June 30, 1998. The acquisition required total cash outlays (including previously acquired Boardwalk debt) of approximately $112.0 million. The Company expended approximately $51.9 million of such amount during 1997. The Boardwalk acquisition, together with adjacent land owned by the Company (including a portion of the Bellagio site not required for Bellagio) and land the Company has agreed to acquire in a like-kind exchange with Monte Carlo, would afford the Company an approximately 40-acre site with 817 feet of frontage on the Las Vegas Strip for potential future development between and contiguous to Bellagio and Monte Carlo. Plans for any such future development are still highly uncertain.

Further expansion of the Company is currently being planned for Atlantic City, New Jersey. In January 1998, the City of Atlantic City conveyed to the Company approximately 180 acres (125 acres of which are developable) in the Marina area of the City (the "Marina Site") in exchange for the Company agreeing to develop a hotel-casino on the site and undertaking certain other obligations. The Company has also entered into an agreement with certain State agencies with respect to the construction and joint funding of road improvements necessary to improve access to the Marina area. In connection with such agreement, in October 1997 the Company and one of the State agencies funded their respective $110 million and $125 million portions of the $330 million estimated total cost of the road improvements. The funds were deposited into escrow accounts and are restricted for construction of the road improvement project. The remaining $95 million estimated cost of the project is being provided by the other State agency party to the agreement. The contractor is currently in the design phase of the road improvement project, which is being undertaken pursuant to a fixed-price design/build contract. Assuming receipt of all required permits, construction of the road improvements is expected to begin in October 1998.

The Company is currently in the early design stage of its planned Marina Site hotel-casino (tentatively named "Le Jardin") and a project budget has not yet been developed. The Company must remediate the Marina Site, which is a former municipal landfill, before it can begin construction of its resort. Remediation is expected to commence this fall and require six to nine months to complete.

In July 1998, the Company and Boyd Gaming Corporation ("Boyd") entered into an amended and restated joint venture agreement for the development of a hotel-casino on a 25-acre portion of the Marina Site. The agreement calls for the development of a $750 million entertainment resort with at least 1,200 hotel rooms to be connected to the Company's planned hotel-casino. The Company and Boyd each owns 50% of the joint venture. The Company will design and develop the master plan for the Marina Site and Boyd will over-see the design and construction of the joint venture resort, as well as operate it upon completion. Under the terms of the agreement, the Company will contribute the land and $60 million in cash and Boyd will contribute $150 million in cash. The partners will attempt to obtain acceptable finan-cing that will be non-recourse to the Company for the remaining development cost of the project. If the requisite permits are obtained, management anticipates that construction of the joint venture resort may commence by the fall of 1999.

Numerous governmental permits must be received and various other conditions must be satisfied before construction can commence on the road improvement project or the hotel-casinos planned by the Company and the joint venture. Accordingly, there can be no assurance that the Company or the joint venture will construct a hotel-casino in Atlantic City or as to the timing or cost of construction.

In February 1998, the Company received net proceeds of $394.7 million from the issuance of $200 million principal amount of 6 5/8% unsecured notes due February 2005 and an equal principal amount of 6 3/4% unsecured notes due February 2008. The notes were issued pursuant to a "shelf" registration statement filed with the Securities and Exchange Commission in October 1997 that allows the Company to issue a total of up to $750 million of debt or equity securities or any combination thereof. Approximately $237.1 million of the net proceeds from the offering were effectively used to retire the zero coupon notes and redeem the 9 1/4% notes discussed previously. At June 30, 1998, bank credit facility borrowings and the face amount of outstanding commercial paper notes totaled $915.0 million, leaving $835.0 million available.

Management believes that existing cash balances, operating cash flow and available borrowing capacity will provide the Company with sufficient resources to meet its existing debt obligations and foreseeable capital expenditure requirements.

RECENTLY ISSUED ACCOUNTING STATEMENT

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 98-5 - Reporting on the Costs of Start-Up Activities ("SOP 98-5"). The provisions of SOP 98-5 are effective for fiscal years beginning after December 15, 1998 and require that the costs associated with start-up activities (including preopening costs of casinos) be expensed as incurred. Management believes this accounting treatment is inappropriate for the hotel-casino industry, as it requires certain costs incurred during the preopening phase (such as construction-period interest) to be capitalized, and preopening costs such as the costs of hiring and training new employees, which are integral to the opening of a new facility, to be ex-pensed as incurred. The result would be a confusing presentation of net income during periods when a company has a major project under construction.

The Company currently capitalizes preopening costs and amortizes such costs over the 60-day period following opening of the related facility. As a result, all preopening costs related to Bellagio, which is scheduled to open in October, should be fully amortized to expense in the 1998 fourth quarter. If the Company is required to adopt the provisions of SOP 98-5 effective January 1, 1999, all capitalized preopening costs related to the Beau Rivage and Atlantic City projects, and any other projects the Company may undertake, will be written off and reflected as a cumulative effect of change in accounting principle, net of income tax, in its 1999 first quarter financial statements.

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

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Reference is made to the litigation between the Registrant and Boyd described under "Legal Proceedings" in Item 3 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. In July 1998, the Registrant and Boyd entered into the amended and restated joint venture agreement described under "Capital Spending, Capital Resources and Liquidity" in Item 2 of Part I of this Form 10-Q and thereby settled such litigation. The litigation was dismissed with prejudice on August 5, 1998.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Registrant's 1998 Annual Meeting of Stockholders (the "Meeting") was held on May 21, 1998.

(c) At the Meeting, Stephen A. Wynn and Ronald M. Popeil were re-elected to serve three-year terms as members of the Board of Directors. The results of the voting were as follows: Mr. Wynn-165,877,084 shares for and 1,504,083 shares withheld; Mr. Popeil-165,923,377 shares for and 1,457,790 shares withheld.
           Additionally, at the Meeting the stockholders voted (i) to approve the Registrant's 1998 Stock Option and Stock Appreciation Rights Plan by a vote of 104,144,695 shares in favor and 62,350,847 shares opposed, with 885,625 shares abstaining and (ii) to ratify the appointment of Arthur Andersen LLP as the Registrant's independent accountants for 1998 by a vote of 166,627,444 shares in favor and 207,787 shares opposed, with 545,936 shares abstaining.

ITEM 5.    OTHER INFORMATION

On May 21, 1998, the Securities and Exchange Commission adopted an amendment to Rule 14a-4 under the Securities Exchange Act of 1934, as amended (the "Amended Rule"), which governs a company's right to exercise discretionary proxy voting authority with respect to certain stockholder proposals presented at a stockholders' meeting. The Amended Rule provides generally that a company may exercise such authority if it has not received notice of the proposal by the date which is 45 days before the month and day corresponding to the date on which the company first mailed its proxy materials for the prior year's annual meeting of stockholders. In the case of the Registrant's 1999 Annual Meeting of Stockholders, such date is March 3, 1999. If certain other requirements of the Amended Rule are satisfied, a company may exercise discretionary voting authority with respect to a proposal, notwithstanding the receipt of timely advance notice of such proposal.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     10.1 Letter agreement dated April 21, 1998 between Bellagio and Stephen A. Wynn.

     10.2 Amendment No. 2 to Amended and Restated Loan Agreement, dated as of June 19, 1998, among the Registrant, the Banks, Co-Arrangers, Co-Agents and Documentation Agent referred to therein and Bank of America National Trust and Savings Association, as Administrative Agent.

     10.3 Agreement Between Owner and Construction Manager for Construc-tion Management Services, dated as of November 1, 1997, between Tishman Construction Corporation of New Jersey and MAC, CORP. Construction.

     10.4 Amended and Restated Joint Venture Agreement of Stardust A.C., dated as of July 14, 1998, between MAC, CORP. and Boyd Atlantic City, Inc. Incorporated by reference to Exhibit 10.55 to the Quarterly Report on Form 10-Q of Boyd (Commission File No. 1-12168) for the fiscal quarter ended June 30, 1998.

     15    Letter  from  independent   public   accountants   acknowledging
           awareness of the use of their report dated August 13, 1998 in the Registrant's registration statements.

     27    Financial Data Schedule.

(b)  Reports on Form 8-K.

           The Registrant filed no Current Reports on Form 8-K during the three-month period ended June 30, 1998.

                                SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Mirage Resorts, Incorporated

August 13, 1998                       by:  DANIEL R. LEE
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