Form 10-Q
period 1998-09-30
MIRAGE RESORTS INC
filed 1998-11-17
CIK 42246

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------
Commission File No. 01-6697

                       Mirage Resorts, Incorporated
---------------------------------------------------------------------------
          (Exact name of Registrant as specified in its charter)

            Nevada                                    88-0058016
-------------------------------        ------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

         3600 Las Vegas Boulevard South, Las Vegas, Nevada  89109
---------------------------------------------------------------------------
            (Address of principal executive offices - Zip Code)

                              (702) 693-7111
---------------------------------------------------------------------------
           (Registrant's telephone number, including area code)

         3400 Las Vegas Boulevard South, Las Vegas, Nevada  89109
---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    YES  X    NO
                                                      ---      ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common stock, $0.004 par value, 180,013,056 shares outstanding as of November 12, 1998.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited condensed consolidated financial information as of September 30, 1998 and for the three-month and nine-month periods ended September 30, 1998 and 1997 included in this report was reviewed by Arthur Andersen LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.

              REVIEW REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
              -----------------------------------------------

To the Directors and Stockholders
of Mirage Resorts, Incorporated


We have reviewed the accompanying condensed consolidated balance sheet of Mirage Resorts, Incorporated (a Nevada corporation) and subsidiaries (the "Company") as of September 30, 1998, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1998 and 1997 and the related condensed consolidated state-ments of cash flows for the nine-month periods ended September 30, 1998 and 1997. These condensed consolidated financial statements are the respon-sibility of the Company's management.

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

                                    ARTHUR ANDERSEN LLP

Las Vegas, Nevada
November 13, 1998


CONDENSED CONSOLIDATED                                                 MIRAGE RESORTS, INCORPORATED
BALANCE SHEETS
---------------------------------------------------------------------------------------------------
                                                              At September 30,      At December 31,
                                                                          1998                 1997
---------------------------------------------------------------------------------------------------
(In thousands)                                                     (Unaudited)
ASSETS

Current assets
  Cash and cash equivalents                                         $  126,969           $   99,337
  Receivables, net of allowance for doubtful accounts
    of $51,298 and $42,477                                              68,897              101,635
  Inventories                                                           44,551               29,179
  Preopening costs                                                      79,646               14,603
  Prepaid expenses and other                                            89,544               56,168
---------------------------------------------------------------------------------------------------
               Total current assets                                    409,607              300,922
Property and equipment, net of accumulated depreciation
  of $700,714 and $633,563                                           1,675,014            1,455,125
Construction in progress                                             1,955,232            1,261,084
Other assets, net                                                      322,516              330,219
---------------------------------------------------------------------------------------------------
                                                                    $4,362,369           $3,347,350
===================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                  $  156,524           $  151,993
  Accrued expenses                                                     129,991              104,467
  Current maturities of long-term debt                                     488                  927
---------------------------------------------------------------------------------------------------
               Total current liabilities                               287,003              257,387
  Long-term debt, net of current maturities                          2,237,143            1,396,728
  Other liabilities, including deferred income taxes
    of $205,552 and $167,415                                           219,344              180,751
---------------------------------------------------------------------------------------------------
               Total liabilities                                     2,743,490            1,834,866
---------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity
  Common stock: 179,821 and 179,422 shares outstanding                     940                  940
  Additional paid-in capital                                           737,142              734,547
  Retained earnings                                                  1,165,595            1,063,793
  Treasury stock, at cost: 55,327 and 55,726 shares                   (284,798)            (286,796)
---------------------------------------------------------------------------------------------------
               Total stockholders' equity                            1,618,879            1,512,484
---------------------------------------------------------------------------------------------------
                                                                    $4,362,369           $3,347,350
===================================================================================================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


CONDENSED CONSOLIDATED                                                 MIRAGE RESORTS, INCORPORATED
STATEMENTS OF INCOME (UNAUDITED)
---------------------------------------------------------------------------------------------------
                                                          Three Months             Nine Months
                                                     ----------------------  ----------------------
For the periods ended September 30                     1998        1997        1998        1997
---------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
Gross revenues                                       $372,174    $400,631    $1,104,263  $1,168,787
Less - promotional allowances                         (34,031)    (31,478)     (100,581)    (93,234)
---------------------------------------------------------------------------------------------------
                                                      338,143     369,153     1,003,682   1,075,553
---------------------------------------------------------------------------------------------------
Costs and expenses
  Casino-hotel operations                             209,611     207,935       614,184     609,700
  General and administrative                           41,939      42,507       121,285     120,879
  Depreciation and amortization                        21,650      22,216        66,706      65,590
  Corporate expense                                    16,718       9,042        34,810      24,357
---------------------------------------------------------------------------------------------------
                                                      289,918     281,700       836,985     820,526
---------------------------------------------------------------------------------------------------
Operating income                                       48,225      87,453       166,697     255,027
---------------------------------------------------------------------------------------------------
Other income (expense)
  Interest cost                                       (34,376)    (18,709)      (92,619)    (45,912)
  Interest capitalized                                 32,340      15,114        81,968      36,613
  Other, including interest income                      2,677       1,215        11,237       2,723
---------------------------------------------------------------------------------------------------
                                                          641      (2,380)          586      (6,576)
---------------------------------------------------------------------------------------------------
Income before income taxes and extraordinary
  item                                                 48,866      85,073       167,283     248,451
Provision for income taxes                             18,762      30,174        61,960      87,962
---------------------------------------------------------------------------------------------------
Income before extraordinary item                       30,104      54,899       105,323     160,489
Extraordinary item - loss on early retirement
  of debt, net of applicable income tax benefit             -           -        (3,521)     (2,225)
---------------------------------------------------------------------------------------------------
Net income                                           $ 30,104    $ 54,899    $  101,802  $  158,264
===================================================================================================
Income per share before extraordinary item
  Basic                                              $   0.17    $   0.31    $     0.59  $     0.90
  Diluted                                                0.16        0.28          0.55        0.83
Net income per share
  Basic                                              $   0.17    $   0.31    $     0.57  $     0.89
  Diluted                                                0.16        0.28          0.53        0.82
---------------------------------------------------------------------------------------------------
Weighted-average common shares outstanding
  (used in the computation of basic earnings
   per share)                                         179,720     178,842       179,568     178,655
Effect of common stock options under the
  treasury stock method                                10,828      14,556        12,187      13,726
---------------------------------------------------------------------------------------------------
Weighted-average common and common equivalent
  shares (used in the computation of diluted
  earnings per share)                                 190,548     193,398       191,755     192,381
===================================================================================================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


CONDENSED CONSOLIDATED                                                 MIRAGE RESORTS, INCORPORATED
STATEMENTS OF CASH FLOWS (UNAUDITED)
---------------------------------------------------------------------------------------------------
Nine months ended September 30                                                   1998          1997
---------------------------------------------------------------------------------------------------
(In thousands)
Cash flows from operating activities
  Net income                                                                $ 101,802     $ 158,264
  Adjustments to reconcile net income to net cash provided by operating activities
        Provision for losses on receivables                                    15,340        12,441
        Depreciation and amortization of property and equipment,
          including amounts reported as corporate expense                      77,271        72,282
        Earnings in excess of distributions from Monte Carlo                   (3,935)      (22,792)
        Amortization of debt discount and issuance costs                        4,090        10,974
        Loss on early retirement of debt                                        5,418         3,422
        Deferred income taxes                                                  17,196         6,564
        Other adjustments                                                      (3,037)         (876)
        Changes in components of working capital pertaining to
          operating activities, net of effect of Boardwalk acquisition
            Increase in receivables and other current assets                  (27,628)      (11,362)
            Increase (decrease) in trade accounts payable and
             accrued expenses                                                   5,800       (20,977)
---------------------------------------------------------------------------------------------------
                  Net cash provided by operating activities                   192,317       207,940
---------------------------------------------------------------------------------------------------

Cash flows from investing activities
  Preopening costs                                                            (66,081)      (13,511)
  Capital expenditures                                                       (920,122)     (706,517)
  Increase in construction payables                                            20,144        30,006
  Proceeds from sales of property and equipment                                62,071         4,737
  Boardwalk acquisition costs, net of cash acquired                           (55,562)      (50,500)
  Other investing activities                                                  (36,943)      (15,987)
---------------------------------------------------------------------------------------------------
                  Net cash used for investing activities                     (996,493)     (751,772)
---------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Net bank credit facility and commercial paper borrowings                    675,826       259,584
  Issuance of long-term debt                                                  394,728       296,052
  Retirement of long-term debt                                               (237,110)            -
  Other financing activities                                                   (1,636)        7,151
---------------------------------------------------------------------------------------------------
                  Net cash provided by financing activities                   831,808       562,787
---------------------------------------------------------------------------------------------------

Cash and cash equivalents
  Increase for the period                                                      27,632        18,955
  Balance, beginning of period                                                 99,337        81,908
---------------------------------------------------------------------------------------------------
  Balance, end of period                                                    $ 126,969     $ 100,863
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

Mirage Resorts, Incorporated (the "Company"), a Nevada corporation, through wholly owned subsidiaries, owns and operates some of the world's most successful casino-based entertainment resorts. These resorts include The Mirage and Treasure Island on the Las Vegas Strip, the Golden Nugget in downtown Las Vegas and the Golden Nugget-Laughlin located along the Colorado River in Laughlin, Nevada. The Company's newest resort, Bellagio, opened on October 15, 1998. Bellagio is an elegant 3,005-guest room European-style luxury resort located at the center of the Las Vegas Strip. The Company is currently constructing an additional wholly owned resort, Beau Rivage, in Biloxi, Mississippi. Beau Rivage is a luxurious 1,780-guest room beachfront resort being constructed on an approximately 23-acre site where Interstate 110 meets the Gulf Coast. Beau Rivage is currently expected to open in March 1999.

The Company is also a 50% partner in a joint venture that owns and operates the Monte Carlo Resort & Casino on the Las Vegas Strip ("Monte Carlo"). Additionally, as discussed in Note 2, on June 30, 1998, the Company acquired the Holiday Inn -Registered Trademark- Casino Boardwalk on the Las Vegas Strip.

The accompanying condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Annual Report") and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report. The Condensed Consolidated Balance Sheet at December 31, 1997 contained herein was derived from audited financial statements, but does not include all disclosures included in the 1997 Annual Report and applicable under generally accepted accounting principles.

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

NOTE 2 - ACQUISITION OF BOARDWALK CASINO, INC.

On June 30, 1998, the Company, through a wholly owned subsidiary, completed the acquisition of Boardwalk Casino, Inc. ("Boardwalk") and certain related assets for a total price of approximately $112.0 million in cash. Approximately $51.9 million of this amount was expended in 1997. Boardwalk owns and operates the Holiday Inn -Registered Trademark- Casino Boardwalk located on the Las Vegas Strip. The facility includes 653 hotel rooms and 33,000 square feet of casino space.

The Boardwalk acquisition was accounted for pursuant to the purchase method, with approximately $135.7 million allocated to the assets acquired and approximately $23.7 million to the liabilities assumed (including $4.1 million of accounts payable and accrued liabilities and $17.5 million of deferred income taxes) based upon their respective estimated fair values.

Combined with adjacent land owned by the Company, the Boardwalk acquisition provides an approximately 55-acre site for future development with over 1,200 feet of frontage on the Las Vegas Strip between and contiguous to Monte Carlo and Bellagio. The Company is in the very early design phase for a potential new hotel-casino resort expected to be developed on the site. The design, timing and cost of any such future development, however, are still highly uncertain. Boardwalk is being accounted for as an incidental operation. Under this method, Boardwalk's operations are excluded from the Company's consolidated operating results and its net income is recorded as a reduction in the carrying value of the land.

NOTE 3 - LONG-TERM DEBT

ISSUANCE. On February 4, 1998, the Company received net proceeds of approximately $394.7 million (after deducting original issue discount and debt issuance costs) from the issuance of $200 million principal amount of 6 5/8% notes due February 1, 2005 and $200 million principal amount of 6 3/4% notes due February 1, 2008. The notes were issued pursuant to a "shelf" registration statement filed with the Securities and Exchange
Commission in October 1997 covering a total of up to $750 million (including the $400 million issued in February 1998) of debt or equity securities or any combination thereof.

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

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND RESULTS
         OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE  THREE-MONTH  PERIODS ENDED  SEPTEMBER 30, 1998
AND 1997

FINANCIAL HIGHLIGHTS

Three months ended September 30                                       1998         1997
---------------------------------------------------------------------------------------
(Dollars in thousands, except per share and room rate amounts)
Gross revenues
  The Mirage                                                      $201,808     $230,444
  Treasure Island                                                  100,819       99,475
  Golden Nugget                                                     50,478       50,176
  Golden Nugget-Laughlin                                            13,520       13,904
---------------------------------------------------------------------------------------
                                                                   366,625      393,999
  Equity in earnings of Monte Carlo                                  5,549        6,632
---------------------------------------------------------------------------------------
                                                                  $372,174     $400,631
---------------------------------------------------------------------------------------
Net revenues
  The Mirage                                                      $183,285     $213,241
  Treasure Island                                                   92,430       91,919
  Golden Nugget                                                     44,916       45,093
  Golden Nugget-Laughlin                                            11,963       12,268
---------------------------------------------------------------------------------------
                                                                   332,594      362,521
  Equity in earnings of Monte Carlo                                  5,549        6,632
---------------------------------------------------------------------------------------
                                                                  $338,143     $369,153
---------------------------------------------------------------------------------------
Operating profit
  The Mirage                                                      $ 40,336     $ 64,802
  Treasure Island                                                   14,934       18,947
  Golden Nugget                                                      3,819        5,828
  Golden Nugget-Laughlin                                               305          286
---------------------------------------------------------------------------------------
                                                                    59,394       89,863
  Equity in earnings of Monte Carlo                                  5,549        6,632
  Corporate expense                                                (16,718)      (9,042)
---------------------------------------------------------------------------------------
                                                                  $ 48,225     $ 87,453
---------------------------------------------------------------------------------------
Operating margin (operating profit/net revenues)
  The Mirage                                                         22.0%        30.4%
  Treasure Island                                                    16.2%        20.6%
  Golden Nugget                                                       8.5%        12.9%
  Golden Nugget-Laughlin                                              2.5%         2.3%
  Company-wide (before Monte Carlo and corporate expense)            17.9%        24.8%
---------------------------------------------------------------------------------------
Net income                                                        $ 30,104     $ 54,899
Net income per share
  Basic                                                           $   0.17     $   0.31
  Diluted                                                         $   0.16     $   0.28
---------------------------------------------------------------------------------------
Other information (excluding Monte Carlo and Boardwalk)
  Company-wide table games win percentage                            20.8%        25.5%
  Company-wide occupancy of standard guest rooms                     98.8%        98.7%
  Average standard guest room rate(a)                             $     83     $     86
---------------------------------------------------------------------------------------
(a)  Cash  rate (i.e.,  excluding  complimentary  accommodations) at the  Company's Las
     Vegas hotels.

The Company reported 1998 third quarter net income of $30.1 million, or $0.16 per share, versus record third quarter earnings in 1997 of $54.9 million, or $0.28 per share. Earnings during the recent quarter were affected by a decline in the level of baccarat play (affecting earnings by approximately $0.03 per share), a relatively normal table games win percentage versus an exceptionally high win percentage (affecting earnings by approximately $0.06 per share) and higher-than-normal corporate expense.

The third quarter of 1997 benefited from high levels of baccarat play and a Company-wide table games win percentage of 25.5%, representing the highest win percentage in any quarter since The Mirage opened in 1989. The Company-wide table games win percentage was 20.8% during the 1998 third quarter. By comparison, the win percentage over the past three calendar years averaged 20.3%. The win percentage can be affected by luck, changes in the mix of table games played and changes in the manner in which customers play the games.

The level of baccarat play in the recent quarter was consistent with the levels of the first and second quarters of 1998, reflecting the impact the economic difficulties being experienced by certain Asian countries is having on the Company's international business. The devaluation of certain Asian currencies occurred primarily in the second half of 1997 and began affecting the baccarat component of the Company's revenues in the first quarter of 1998. Apart from the swing in baccarat activity, the other components of the Company's business have generally equaled or exceeded historical levels. In the quarter, for example, the Company's table games play excluding baccarat increased by 4% over the 1997 third quarter and Company-wide slot revenues increased by 5%.

Occupancy of the Company's standard guest rooms during the 1998 third quarter was substantially the same as in the prior-year quarter (98.8% versus 98.7%) and the average daily standard room rate at its Las Vegas hotels declined by 3%. There was a significant increase in Las Vegas room inventory during 1996 and 1997, principally on the Strip, and this has resulted in a decline in city-wide occupancy and average room rates. Management anticipates continued pressure on hotel occupancy and room rates during the remainder of 1998 and 1999. The Company's hotel occupancy and average room rates have generally outperformed the Strip averages and this continued to be the case in the third quarter.

Operating expenses at the Company's hotel-casinos were approximately equal to the prior-year period, despite the additional staffing necessary to prepare for the opening of Bellagio and Beau Rivage. These spectacular new resorts are increasing the Company's staffing levels from 17,000 to almost 30,000 employees. Many of the new positions have been filled through promotion or transfer of employees from the Company's existing resorts. In order to ensure a smooth transition, the Company hires replacement employees prior to the departure of transferring employees. These additional staffing efforts have resulted in considerably higher payroll and training costs during 1998. These costs were partially offset in the quarter by a reduction in gaming taxes, promotional costs and various other expenses related to the lower level of baccarat revenue.

Corporate   expense   rose  significantly  over  the  1997  third  quarter,
reflecting certain political contributions and legal expenses, the growth in the size of the Company and expanded activities in pursuit of entertainment attractions for the Company's resorts.

The Mirage was particularly impacted by the lower table games win percentage and the decline in baccarat activity, accounting for most of the decrease in the resort's 1998 third quarter revenues and operating income. Excluding baccarat, The Mirage's table games revenues increased by 6% over the 1997 third quarter. Slot revenues increased as well, by 2%. The Mirage's total non-casino revenues were flat in the quarter, but this included a $1.3 million increase in items provided to customers on a complimentary basis, resulting in a similar increase in promotional allowances. The average occupancy rate for The Mirage's standard guest rooms was approximately 99% during both third quarters, with a small increase in the 1998 quarter's average daily rate.

Treasure Island reported a modest increase in operating revenues versus the prior-year third quarter. Slot revenues increased by $3.5 million, or 18%, more than offsetting a 5% decline in table games revenues caused by lower baccarat activity and a decline in the overall table games win percentage. Treasure Island's standard guest rooms were nearly 100% occupied during both third quarters. The average daily room rate during the 1998 third quarter, however, was 6% lower than in the prior-year period, contributing to a $1.9 million, or 9%, decline in net room revenues. Net revenues for the Cirque du Soleil production grew by 6%, partially offsetting a combined 2% decline in Treasure Island's other net non-casino revenues.

Competitive market conditions have impacted operating results at the Company's two Golden Nugget properties. The new resorts and additional room capacity on the Strip have particularly impacted the downtown Las Vegas market. Weakness in the Laughlin market is largely attributable to competition from Indian casinos in Arizona and Southern California.

On November 3, 1998, Proposition 5 was approved by the California electorate. Proposition 5 purports to allow all California Indian tribes the right to operate an unlimited number of certain gaming machines and other forms of casino gaming on California reservations. Several legal challenges to Proposition 5 are expected which may delay or prevent its implementation. If implemented, Proposition 5 may adversely affect Nevada gaming markets, although management is unable to assess the magnitude of the impact to the Company.

Monte Carlo achieved gross operating revenues of $66.2 million during the 1998 third quarter, a 3% increase over the $64.2 reported in the prior-year period. Promotional and other operating expenses at the resort also increased, resulting in a $2.8 million decline in operating income. Prior to the 1998 second quarter, the joint venture was using Monte Carlo's operating cash flow principally to reduce its total debt. At September 30, 1998, outstanding debt totaled $91.9 million, versus $126.9 million at September 30, 1997. As a result, interest cost was substantially lower during the 1998 third quarter, partially offsetting the decline in operating income. During the 1998 second quarter, Monte Carlo achieved a favorable pricing tier under its bank credit agreement.
At  that  time,  the  joint  venture  decided  to begin distributing  Monte

Carlo's  available  cash to  the  partners,  which,  if  continued,  should result in the joint venture's debt remaining at approximately $90 million, offset by lower debt at the Company than would otherwise be the case.

The increase in interest cost and interest capitalized during the 1998 third quarter primarily reflects the Company's growing investment in Bellagio and Beau Rivage. The category "Other, including interest income" increased by $1.5 million over the 1997 third quarter. This increase primarily reflects earnings on an escrow account established by the Company in October 1997 to fund its portion of the cost of certain road improvements in the Marina area of Atlantic City, New Jersey.

The Company's effective income tax rate during the 1998 third quarter of approximately 38% exceeded the statutory rate of 35% principally due to the non-deductibility of the political contributions mentioned previously. The Company's effective income tax rate approximated the statutory rate during the 1997 third quarter.

COMPARISON OF OPERATING   RESULTS  FOR  THE  NINE-MONTH  PERIODS  ENDED  SEPTEMBER  30,
1998 AND 1997

FINANCIAL HIGHLIGHTS

Nine months ended September 30                                       1998          1997
---------------------------------------------------------------------------------------
(Dollars in thousands, except per share and room rate amounts)
Gross revenues
  The Mirage                                                   $  586,430    $  649,605
  Treasure Island                                                 301,991       298,679
  Golden Nugget                                                   152,194       152,754
  Golden Nugget-Laughlin                                           43,313        44,957
---------------------------------------------------------------------------------------
                                                                1,083,928     1,145,995
  Equity in earnings of Monte Carlo                                20,335        22,792
---------------------------------------------------------------------------------------
                                                               $1,104,263    $1,168,787
---------------------------------------------------------------------------------------
Net revenues
  The Mirage                                                   $  531,191    $  597,665
  Treasure Island                                                 276,593       276,938
  Golden Nugget                                                   137,378       138,213
  Golden Nugget-Laughlin                                           38,185        39,945
---------------------------------------------------------------------------------------
                                                                  983,347     1,052,761
  Equity in earnings of Monte Carlo                                20,335        22,792
---------------------------------------------------------------------------------------
                                                               $1,003,682    $1,075,553
---------------------------------------------------------------------------------------
Operating profit
  The Mirage                                                   $  110,620    $  171,054
  Treasure Island                                                  50,430        61,146
  Golden Nugget                                                    17,450        20,642
  Golden Nugget-Laughlin                                            2,672         3,750
---------------------------------------------------------------------------------------
                                                                  181,172       256,592
  Equity in earnings of Monte Carlo                                20,335        22,792
  Corporate expense                                               (34,810)      (24,357)
---------------------------------------------------------------------------------------
                                                               $  166,697    $  255,027
---------------------------------------------------------------------------------------
Operating margin (operating profit/net revenues)
  The Mirage                                                        20.8%         28.6%
  Treasure Island                                                   18.2%         22.1%
  Golden Nugget                                                     12.7%         14.9%
  Golden Nugget-Laughlin                                             7.0%          9.4%
  Company-wide (before Monte Carlo and corporate expense)           18.4%         24.4%
---------------------------------------------------------------------------------------
Income before extraordinary item                               $  105,323    $  160,489
Net income                                                     $  101,802    $  158,264
---------------------------------------------------------------------------------------
Income per share before extraordinary item
  Basic                                                        $     0.59    $     0.90
  Diluted                                                            0.55          0.83
Net income per share
  Basic                                                        $     0.57    $     0.89
  Diluted                                                            0.53          0.82
---------------------------------------------------------------------------------------
Other information (excluding Monte Carlo and Boardwalk)
  Company-wide table games win percentage                           19.2%         21.8%
  Company-wide occupancy of standard guest rooms                    98.7%         99.0%
  Average standard guest room rate(a)                          $       88    $       91
---------------------------------------------------------------------------------------
(a)  Cash  rate (i.e.,  excluding  complimentary accommodations) at  the  Company's Las
     Vegas hotels.

Comparisons for the 1998 nine-month period were likewise difficult, as earnings during the 1997 period represent the highest ever achieved in any comparable nine-month period in the Company's history. Revenues, operating income and income before non-recurring items in the 1997 period all set new records. During the 1998 nine-month period, the Company's income before extraordinary item totaled $105.3 million, or $0.55 per share, versus $160.5 million, or $0.83 per share, in the corresponding 1997 period. Both nine-month periods include debt-related extraordinary charges. As discussed in Note 3 of Notes to Condensed Consolidated Financial Statements, the 1998 period includes a charge of $3.5 million, or $0.02 per share, associated with the redemption of all $100.0 million principal amount of the Company's 9 1/4% notes. The 1997 period includes a similar charge of $2.2 million, or $0.01 per share, associated with amending and increasing the size of the Company's bank credit facility. After deducting such charges, net income for the 1998 period was $101.8 million, or $0.53 per share, compared with $158.3 million, or $0.82 per share, for the 1997 nine months.

The Company's earnings during the 1998 nine-month period were similarly affected by the decline in international baccarat business and increased competitive pressures in the Las Vegas market discussed previously in comparing the three-month periods. The level of baccarat play was down 29% from the 1997 nine-month period. The Company-wide table games win percentage was also below the 1997 period, 19.2% versus 21.8%. Excluding baccarat, activity at the Company's other table games was up over the prior-year period, yielding a 2% increase in related revenues. Slot revenues achieved a $5.7 million, or 2%, increase. Despite the additional Las Vegas room capacity, occupancy of the Company's standard guest rooms remained strong at 98.7%, versus 99.0% in the prior-year period. The Company's standard guest room rate at its Las Vegas hotels averaged $88, down approximately 3% from the $91 average during the 1997 nine-month period. The Company incurred higher payroll and training costs throughout the entire 1998 nine-month period due to the Bellagio and Beau Rivage staffing efforts mentioned previously.

A substantial portion of the decline in the Company's baccarat activity during 1998 occurred at The Mirage. This, together with a 3.7-
percentage point decline in the overall table games win percentage, primarily accounts for a $53.6 million, or 15%, decrease in The Mirage's casino revenues. Revenues at The Mirage's other table games and slots increased by 4% and 3%, respectively, over the 1997 nine-month period. Net non-casino revenues at The Mirage were down 5% from the 1997 period. Standard guest room occupancy was approximately 99% during both nine-month periods. A small decline in the average daily room rate contributed to a 3% decline in room revenues.

Treasure Island's overall revenue comparisons were relatively flat for the nine-month period. A $2.0 million, or 2%, increase in casino revenues substantially offset a $2.3 million, or 1%, decline in net non-casino revenues. Slot revenues grew by $4.5 million, or 8%, offsetting a $2.7 million, or 5%, decline in table games revenues caused primarily by a decline in baccarat activity and the win percentage. Activity at Treasure Island's other table games increased by 3% over the 1997 period. Net entertainment revenues were up 5% over the 1997 nine-month period, primarily due to an increase in the average ticket price for

Mystere. Occupancy of Treasure Island's standard guest rooms exceeded 99% during both nine-month periods. Net room revenues, however, were down 7%, mainly due to a decline in the average daily room rate. Higher payroll, training and various other costs associated with the additional staffing efforts discussed previously contributed to a 5% increase in Treasure Island's operating expenses and the 3.9-percentage point decline in its operating margin.

Competitive market conditions impacted profitability at the Company's two Golden Nugget properties throughout the 1998 nine-month period. Monte Carlo achieved gross revenues of $201.2 million and operating income of $45.6 million during the 1998 nine-month period. This compares with $197.5 million and $53.5 million during the prior-year period.

The  factors  discussed previously  in  comparing  the three-month  periods had a similar effect on corporate expense, net interest expense and the Company's provision for income taxes when comparing the nine-month periods. Additionally, in the third quarter of 1997, the Company purchased certain of Boardwalk's previously issued debt securities as part of the acquisition. As a result, "Other, including interest income" during the 1998 nine-month period includes interest earned on the securities until Boardwalk became a wholly owned subsidiary of the Company on June 30.

CAPITAL SPENDING, CAPITAL RESOURCES AND LIQUIDITY

The capital required for the Company's significant expansion is being provided by net operating cash flow, revolving bank credit facility and commercial paper borrowings and the issuance of long-term unsecured debt.

During the 1998 nine-month period, the Company's existing resorts contributed net operating cash flow (as shown in the Condensed Consolidated Statements of Cash Flows) of $192.3 million, versus $207.9 million in the 1997 period. As discussed previously, the Monte Carlo joint venture began making cash distributions of its earnings to the partners in the second quarter of 1998. The Company's operating cash flow for the 1998 nine-month period includes its $16.4 million share of such distributions.

Capital   expenditures  during  the  1998 period  totaled  $920.1  million, compared with $706.5 million in the 1997 nine-month period. Capital expenditures during both periods primarily represent amounts invested in the Bellagio and Beau Rivage projects. Bellagio opened on October 15, 1998 at a total cost, including land, capitalized interest and preopening costs (but excluding fine art acquired for display and resale), of approximately $1.6 billion. Beau Rivage is expected to be completed at a total cost (net of insurance reimbursement as discussed below) of approximately $660 million. At September 30, 1998, the Company had incurred approximately $1.4 billion associated with Bellagio and approximately $433 million associated with Beau Rivage.

Hurricane Georges, which battered the Mississippi Gulf Coast in early October 1998, caused substantial damage to the Beau Rivage project. The time necessary to repair the damage is anticipated to delay the scheduled opening date from February 1 to a yet-to-be-determined date in March 1999. The Company is insured against the damage caused by the hurricane as well as the estimated lost profits resulting from the delayed opening and has submitted a claim to its insurance carrier.

In January 1998, the Company sold four of the works of art acquired for Bellagio to its Chairman for a total sale price of approximately $25.6 million. The sale price was equal to the amount paid by the Company for the artwork in the fourth quarter of 1997. The Company sold an additional work of art to an independent third party in April 1998 for
$10.5 million. Also in April 1998, the Company received net cash proceeds of approximately $23.5 million in connection with the sale of 16 acres of land to the owner of the upscale retail mall adjacent to The Mirage and Treasure Island. The land was previously used for off-site parking for employees of both hotel-casinos. To facilitate the land sale, the Company completed construction in March of an 1,800-space employee parking garage directly behind The Mirage and Treasure Island at a cost of approximately $12.4 million. The owner of the mall intends to use the acquired land for a significant expansion project, which should prove beneficial to both The Mirage and Treasure Island.

As  discussed  in  Note  2 of Notes  to  Condensed  Consolidated  Financial
Statements, the Company completed the acquisition of Boardwalk on June 30, 1998. The acquisition required total cash outlays (including previously acquired Boardwalk debt) of approximately $112.0 million. The Company expended approximately $51.9 million of such amount during 1997.

Capital expenditures during the 1998 period include approximately $118.8 million expended in September to acquire approximately 11 acres of land on the Las Vegas Strip. This land, combined with the Boardwalk site and other land previously acquired by the Company, provides an approximately 55-acre site for future development with over 1,200 feet of frontage on the Las Vegas Strip between and contiguous to Bellagio and Monte Carlo. The Company is in the very early design phase for a potential new hotel-casino resort expected to be developed on the site. The design, timing and cost of any such future development, however, are still highly uncertain.

Further expansion of the Company is currently being planned for Atlantic City, New Jersey. In January 1998, the City of Atlantic City conveyed to the Company approximately 180 acres (125 acres of which are developable) in the Marina area of the City (the "Marina Site") in exchange for the Company agreeing to develop a hotel-casino on the site and undertaking certain other obligations. The Company has also entered into an agreement with certain State agencies with respect to the construction and joint funding of road improvements necessary to improve access to the Marina area. In connection with such agreement, in October 1997 the Company and one of the State agencies funded their respective $110 million and $125 million portions of the $330 million estimated total cost of the road improvements. The funds were deposited into escrow accounts and are restricted for construction of the road
improvement  project.   The  remaining  $95 million estimated cost  of  the
project is being provided by the other State agency party to the agreement. The road improvement project is being constructed pursuant to a fixed-price design/build contract. Groundbreaking on the project took place on November 4, 1998, with construction scheduled to be completed in May 2001.

The Company is in the early design phase of its planned Marina Site hotel-casino and a project budget has not yet been developed. As part of the project, the Company must remediate the Marina Site, which is a former municipal landfill. Much of the remediation must be completed before the Company can begin construction of its resort. Remediation is expected to commence in November 1998 and require approximately one year to complete.

In July 1998, the Company and Boyd Gaming Corporation ("Boyd") entered into an amended and restated joint venture agreement for the development of a hotel-casino on a 25-acre portion of the Marina Site. The agreement calls for the development of a $750 million entertainment resort with at least 1,200 hotel rooms to be connected to the Company's planned hotel-casino. The Company and Boyd each owns 50% of the joint venture. The Company will design and develop the master plan for the Marina Site and Boyd will oversee the design and construction of the joint venture resort, as well as operate it upon completion. Under the terms  of  the agreement, the Company will  contribute  the  land  and  $60 million in cash and Boyd will contribute $150 million in cash. The partners will attempt to obtain acceptable financing that will be non-recourse to the Company and Boyd for the remaining development cost of the project. If the requisite permits and financing are obtained, management anticipates that construction of the joint venture resort may commence by the fall of 1999.

Numerous governmental permits must be applied for and received and various other conditions must be satisfied before construction can commence on the hotel-casinos planned by the Company and the joint venture. Accordingly, there can be no assurance as to the timing or cost of construction.

In February 1998, the Company received net proceeds of $394.7 million from the issuance of $200 million principal amount of 6 5/8% unsecured notes due February 2005 and an equal principal amount of 6 3/4% unsecured notes due February 2008. The notes were issued pursuant to a "shelf" registration statement filed with the Securities and Exchange Commission in October 1997 covering a total of up to $750 million (including the $400 million issued in February 1998) of debt or equity securities or any combination thereof. Approximately $237.1 million of the net proceeds from the offering were effectively used to retire the zero coupon notes and redeem the 9 1/4% notes as discussed in Note 3 of Notes to Condensed Consolidated Financial Statements.

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

The Company currently capitalizes preopening costs and amortizes such costs over the 60-day period following opening of the related facility.
As a result, the preopening costs related to Bellagio, which are in excess of $85 million, will be fully amortized to expense in the 1998 fourth quarter. Management does not agree with the theory behind SOP 98-5, as its implementation will result in a failure to match the expenses associated with a new project with the related revenues. Nevertheless, as a practical matter, the Company has no choice but to adopt the provisions of SOP 98-5 effective January 1, 1999, and all capitalized preopening costs related to the Beau Rivage and Atlantic City projects (which totaled approximately $35 million at September 30, 1998) will be written off and reflected as a cumulative effect of change in accounting principle, net of income tax, in its 1999 first quarter financial statements.

YEAR 2000 READINESS DISCLOSURE

BACKGROUND

In the past, many computer software programs were written using two digits rather than four to define the applicable year. As a result, date-sensitive computer software may recognize a date using "00" as the year 1900 rather than the year 2000. This is generally referred to as the "Year 2000 issue." If this situation occurs, the potential exists for computer system failures or miscalculations by computer programs, which could disrupt operations.

RISK FACTORS

The Company is in many ways involved in a low-technology business. Casino employees, for example, do not require computers to deal blackjack or spin a roulette wheel. Likewise, a chef does not require computers to prepare a meal and a maid does not require a computer to clean and prepare a guest room. Slot machines are a type of computer, but there is no date embodied in their basic operation of choosing a random sequence and determining the appropriate payout.

Nevertheless, the Company does use computers extensively to assist its employees in providing good service to its guests and to assist management in monitoring the Company's operations. The Company's front desk, for example, is highly computerized so as to expedite check-in and check-out of guests. Similarly, the Company uses computers in the back-of-the-house to facilitate purchasing and maintaining inventory records. The Company's shows and free entertainment attractions also use computers extensively. In the casino, computers are used to monitor gaming activity and maintain customer records, such as credit availability and points earned by members of the Company's slot clubs.

Computers  on  occasion  fail,  irrespective of the Year 2000  issue.   For
this  reason,  where   appropriate,   the   Company   maintains  paper  and
magnetic back-ups and the Company's employees are trained in the use of manual procedures. When the front desk computer fails, for example, the Company's employees continue to check guests in and out using manual methods. Numerous such incidents occur each year and generally such failures are unnoticed by guests.

This is not to imply that there is no risk to the Company from the Year 2000 issue. The risks could be substantial. Most of the Company's guest rooms, for example, are easily accessed only by elevator, and most elevators incorporate some computer technology. Likewise, the Company's heating, ventilation, life safety and air conditioning systems are highly computerized and, of course, critical to the Company's operations. While some attractions, such as the dolphin exhibit at The Mirage and the Bellagio Gallery of Fine Art, would be relatively unaffected by failure of computer technology, other attractions, such as the Siegfried & Roy and Mystere shows, could not function without computers. The Company is also exposed to the risk that one or more of its vendors or suppliers could experience Year 2000 problems that may impact their ability to provide goods and services. Although this is not considered as significant a risk with respect to the suppliers of goods due to the availability of alternative suppliers, the disruption of certain services, in particular utilities and financial services, could, depending upon the extent of the disruption, have a material adverse impact on the Company's operations.

External effects of the Year 2000 issue, such as disruptions in airline service or other domestic or international economic disruptions affecting the Company's customers, could also adversely affect the Company's business. Most of the Company's customers travel in excess of 100 miles to reach the Company's resorts and many of them travel by air. If there is a breakdown of the Federal Aviation Administration's ("FAA") air traffic control system, or if fear of such a breakdown discourages customers from traveling, there could be a material adverse impact on the Company's operations. Of course, the Company anticipates that the arrival of the new millennium will also result in large parties and great activity in the Company's hotel-casinos. A minor breakdown or fear of such breakdown in air travel immediately following the New Year's Eve holiday could also result in extended stays by patrons at the Company's facilities. The Company is not in a position to determine either the readiness of the FAA or the airlines to deal with the Year 2000 issue or the impact that this would have on the Company's business.

STRATEGY

The Company has an extensive Year 2000 compliance program and has substantially completed an inventory of its various systems that may be sensitive to the Year 2000 issue. The Company has also prioritized the importance of such systems to its operation and formed teams and assigned responsibilities to ensure Year 2000 compliance of all critical systems. Where important to the Company's business, inquiries are also being made of third parties with whom the Company does significant
business,  such  as   vendors   and   suppliers,  as  to  their  Year  2000
readiness, and alternatives if a third party encounters a Year 2000 problem are being developed.

The Company believes that a substantial majority of its systems are currently Year 2000 compliant. It is the Company's goal to have all systems Year 2000 compliant by mid-year 1999. The Company has not developed a comprehensive contingency plan, although as previously mentioned a number of its critical hotel and casino systems are currently backed up by manual procedures that have been utilized during times of system malfunctions. The Company will continue to assess the need for a comprehensive contingency plan as implementation of its corrective action plan continues.

COSTS

It is difficult to calculate the cost to the Company of ensuring that its systems are Year 2000 compliant, in part because there are many different solutions to various Year 2000 situations. In the case of the Company's elevators, for example, the Company has requested that the third parties with whom it contracts for its elevator maintenance inspect each elevator system, as part of its normal maintenance, for any Year 2000 issues. For the Company's proprietary casino tracking system, the Company has contracted with a third-party consultant to make such system Year 2000 compliant. At the same time, however, and under the same contract, the consultant is also incorporating several other enhancements to the casino system.

During the period from 1997 through 1999, the Company has installed and will be installing new slot accounting, hotel management and financial accounting systems. Each of these new systems is Year 2000 compliant and also has numerous enhancements over the Company's prior systems. The total cost of installing these systems is approximately $30 million, of which approximately $7 million has been incurred through September 30, 1998. Management believes that it would have installed such systems within this time frame irrespective of the Year 2000 issue. Other than the cost of these new systems, the cost of addressing the Year 2000 issue has not been and is not expected to be material to the Company's financial condition or results of operations.

CERTAIN FORWARD-LOOKING STATEMENTS

Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include information relating to plans for future expansion and other business development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulation) and competition and the status of Year 2000 readiness. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, including construction budgets and schedules, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or international economic conditions, pending litigation, the effects of the Year 2000 issue, changes in federal or state tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Reference is made to the litigation between the Registrant and Circus Circus Enterprises, Inc. ("Circus") described under "Legal Proceedings" in
Item 3 of the 1997 Annual Report. On October 15, 1998, the Registrant and Circus agreed to dismiss the litigation with prejudice and to release all claims against each other with respect to the subject matter of the litigation.

Reference is made to the litigation between the Registrant and the trustee of the bankruptcy estate of Ken Mizuno described under "Legal Proceedings" in Item 3 of the 1997 Annual Report. In August 1998, the court granted the Registrant's motion to dismiss the complaint. The plaintiff has filed a notice of appeal.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     10.1 Letter agreement dated July 31, 1998 between Bellagio and Stephen A. Wynn.

     10.2 Letter agreement dated August 17, 1998 between Bellagio and Stephen A. Wynn.

     10.3 Letter agreement dated September 1, 1998 between Bellagio and Stephen A. Wynn.

     10.4 Purchase and Sale Agreement (with Option), dated as of August 12, 1998, between the April Cook Companies and RZ Corporation (without exhibits) (the "Purchase and Sale Agreement").

     10.5 First Amendment to Purchase and Sale Agreement, dated as of August 24, 1998 (without exhibit).

     10.6 Second Amendment to Purchase and Sale Agreement, dated as of August 30, 1998 (without exhibit).


     15    Letter  from  independent   public   accountants   acknowledging
           awareness of the use of their report dated November 13, 1998 in the Registrant's registration statements.

     27    Financial Data Schedule.

(b)  Reports on Form 8-K.

           The Registrant filed no Current Reports on Form 8-K during the three-month period ended September 30, 1998.

                                SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Mirage Resorts, Incorporated

November 13, 1998                     by:  DANIEL R. LEE
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