Form 10-K405
period 1998-12-31
MIRAGE RESORTS INC
filed 1999-03-31
CIK 42246

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-K
                         ____________________
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1998

                                 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from        to

                    Commission File No. 01-6697

                    MIRAGE RESORTS, INCORPORATED
      (Exact name of Registrant as specified in its charter)
                         ____________________
             Nevada                                   88-0058016
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                 Identification Number)

   3600 Las Vegas Boulevard South
          Las Vegas, Nevada                             89109
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (702) 693-7111
                         ____________________

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
                                 NONE

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days:  YES  X      NO
          ----        ----
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this Form 10-K or any amendment to this Form 10-K:   X
                                                      -----
   The aggregate market value of the Registrant's Common Stock held by non-affiliates (all persons other than executive officers or directors) of the Registrant on March 12, 1999 (based on the closing sale price per share on the New York Stock Exchange Composite Tape on that date) was $3,404,036,564.

   The Registrant's Common Stock outstanding at March 12, 1999 was 181,277,553 shares.

  Portions of the Registrant's definitive Proxy Statement for its June 9, 1999 Annual Meeting of Stockholders (which has not been filed as of the date of this filing) are incorporated by reference into Part III.

                                PART I

ITEM 1. BUSINESS

OUR OPERATING PROPERTIES

   Mirage Resorts, Incorporated (the "Company" or the "Registrant," which may also be referred to as "we," "us" or "our") was incorporated in Nevada in 1949 as the successor to a partnership that began business in 1946. Through our wholly owned subsidiaries, we own and operate the following hotel-casinos and resorts:

- BELLAGIO - an elegant European-style luxury resort located on an approximately 90-acre site with 1,450 feet of frontage at the center of the Las Vegas Strip, which opened on October 15, 1998. The resort overlooks an eight-acre lake inspired by Lake Como in Northern Italy. Each day, more than 1,000 fountains in the lake come alive at regular intervals in a choreographed ballet of water, music and lights. Bellagio features a wide variety of casual and gourmet restaurants in both indoor and outdoor settings (including the world-famous Le Cirque, Olives and Aqua restaurants), upscale retail boutiques (including those leased to Armani, Chanel, Gucci, Hermes, Prada and Tiffany & Co.) and extensive meeting, convention and banquet space. Bellagio's specially designed theater offers luxurious seating overlooking a stage that rises and falls in sections into what we believe to be one of the world's largest enclosed bodies of water. The theater is home to the spectacular new show "O" produced and performed by the talented Cirque du
   Soleil organization. The surroundings of Bellagio are lushly landscaped with classical gardens and European fountains and pools. Inside, a botanical conservatory is filled with vibrant colors and pleasing scents that change with the seasons. Adjoining the conservatory is the Bellagio Gallery of Fine Art, featuring original masterpieces by van Gogh, Monet, Manet, Renoir and Rembrandt, among others.

- THE MIRAGE - a luxurious, tropically themed destination resort located on approximately 100 acres with 2,200 feet of frontage shared with Treasure Island near the center of the Las Vegas Strip. The exterior of the resort is landscaped with palm trees, abundant foliage and more than four acres of lagoons and other water features centered around a 54-foot volcano and waterfall. Each evening, the volcano erupts at regular intervals, sending blasts of steam and water 40 feet into the air, with flames that spectacularly illuminate the front of the resort. Inside the front entrance is an atrium with a tropical garden and additional water features capped by a 100-foot-high glass dome. The atrium has an advanced environmental control system and creative lighting and other special effects designed to replicate the sights, sounds and fragrances of the South Seas. Located at the rear of the hotel, adjacent to the swimming pool area, is a dolphin habitat with eight Atlantic bottlenose dolphins and The Secret Garden of Siegfried & Roy, an attraction that allows guests to view the beautiful exotic animals of Siegfried & Roy, the world-famous illusionists who star in a spectacular show at The Mirage.

- TREASURE ISLAND AT THE MIRAGE ("TREASURE ISLAND") - a pirate-themed hotel-casino resort located next to The Mirage. Treasure Island and The Mirage are connected by a monorail. The front of Treasure Island, facing the Las Vegas Strip, is an elaborate pirate village where full-scale replicas of a pirate ship and a British frigate regularly engage in a pyrotechnic and special effects sea battle, culminating with the sinking of the frigate. The showroom at Treasure Island features Mystere, a unique choreographic mix of magic, special effects and feats of human prowess produced and performed by Cirque du Soleil.

- BEAU RIVAGE - a luxurious new beachfront resort located on a 36-acre site with 1,400 feet of frontage where Interstate 110 meets the Gulf Coast in Biloxi, Mississippi. Beau Rivage opened on March 16, 1999. The graceful driveway leading to Beau Rivage is lined with intricate gardens and stately oak trees. Large magnolia trees fill the resort's skylit atrium lobby. Thirteen distinctive restaurants offer a variety of dining experiences, from a cafe nestled in the atrium gardens to a steak and seafood restaurant surrounded by tropical fish and coral reefs. Adjoining its lavish health spa is a lushly landscaped swimming pool, cafe and special events pavilion overlooking the Gulf of Mexico. Beau Rivage also offers a state-of-the-art convention center, a shopping esplanade, a 1,550-seat theater that will feature Alegria, another spectacular show produced and performed by Cirque du Soleil, and a brew pub with live entertainment nightly. Adjoining the hotel is a deluxe marina capable of accommodating yachts of up to 125 feet in length. We are also considering the development of a world-class golf course on approximately 508 acres of land we own in the Biloxi area.

- THE GOLDEN NUGGET - the largest, in terms of number of guestrooms (according to the Las Vegas Convention and Visitors Authority) and, we believe, the most luxurious hotel-casino in downtown Las Vegas. The Golden Nugget, together with its parking facilities, occupies approximately seven and one-half acres and is located approximately six miles north of Bellagio and five miles north of The Mirage and Treasure Island. It has received the Mobil Travel Guide's Four Star Award and the AAA Four Diamond Award for 15 and 22 consecutive years, respectively. The Golden Nugget has also benefited from the "Fremont Street Experience," a $70 million entertainment attraction developed by a coalition of several major downtown Las Vegas hotel-casinos (including the Golden Nugget) in conjunction with the City of Las Vegas. This attraction converted Fremont Street into a four-block-long pedestrian mall, topped with a 90-foot by 1,400-foot special effects canopy. Within the canopy are 2.1 million computer-controlled, four-color lights and a 540,000-watt sound system.

- THE GOLDEN NUGGET-LAUGHLIN - located on approximately 13 acres with 600 feet of Colorado River frontage near the center of the tourist strip in Laughlin, Nevada, 90 miles south of Las Vegas. The Golden Nugget-Laughlin features a 32,000-square foot casino offering 13 table games and approximately 1,195 slot machines, 300 hotel rooms (including four suites), three restaurants, three bars, an entertainment lounge, a deli, an ice cream parlor and two gift and retail shops. Other facilities at the Golden Nugget-Laughlin include a swimming pool, a parking garage with space for approximately 1,585 vehicles and approximately four and one-half acres of surface parking for recreational vehicles. We also own and operate a 78-room motel in Bullhead City, Arizona, across the Colorado River from the Golden Nugget-Laughlin.

- HOLIDAY INN - REGISTERED TRADEMARK - CASINO BOARDWALK (the "Boardwalk") - located between Bellagio and Monte Carlo on the Las Vegas Strip. This facility includes 654 hotel rooms and 32,000 square feet of casino space offering 650 slot machines, 20 table games and a race and sports book. Other amenities at the Boardwalk include a coffee shop, a buffet, a snack bar, an entertain-
   ment lounge, two bars, a gift shop, two outdoor swimming pools and 1,125 garage and surface parking spaces. See the section titled "Future Expansion" in this Form 10-K for information concerning our plans for a potential new hotel-casino resort to be constructed on the Boardwalk site.

- MONTE CARLO RESORT & CASINO ("MONTE CARLO") - located on approximately 46 acres with 600 feet of frontage on the Las Vegas Strip, approximately one-half mile south of Bellagio. We own 50% of this resort in a joint venture with Circus Circus Enterprises, Inc. ("Circus"), which manages the resort. Monte Carlo has a palatial style reminiscent of the Belle Epoque, the French Victorian architecture of the late 19th century. The resort has amenities such as a brew pub featuring live entertainment, a health spa, a beauty salon, a 1,200-seat theater featuring the world-renowned magician Lance Burton, a large pool area and lighted tennis courts. Monte Carlo is connected to Bellagio by a monorail.

   The following table provides certain information, as of March 16, 1999, regarding our major hotel-casino resorts.

                                      Bellagio       The Mirage   Treasure Island    Beau Rivage    Golden Nugget  Monte Carlo (a)
                                   ---------------  ------------  ---------------  ---------------  -------------  ---------------
Opening date......................    Oct. 1998       Nov. 1989      Oct. 1993       Mar. 1999        Aug. 1946       June 1996
Total building square footage.....    4,289,000       3,117,000      2,377,000       2,222,000        1,465,000       2,520,000
Casino
  Square footage (including
    corridors)....................      155,000         107,200         83,800          80,000           38,000          90,000
  Number of gaming tables.........          139             124             83              86               56              95
  Number of slots.................        2,660           2,200          1,910           1,990            1,300           2,090
Hotel
  Number of guestrooms (including
    suites and villas)............        3,005           3,044          2,891           1,780            1,907           3,002
  Square footage of interior
    meeting space.................       99,100          73,000         16,000          30,000           21,000          25,000
Restaurants
   Number of outlets..............           16              13             10              13                6               8
   Number of seats................        2,778           2,190          1,748           1,564            1,006           2,200
Retail
   Square footage.................       85,700          35,000         17,540          25,500            4,350          28,100
Showroom
   Number of seats................        1,795           1,503          1,525           1,550              386           1,200

---------------
(a)  Our Company owns 50% of Monte Carlo.

FUTURE EXPANSION

   ATLANTIC CITY

   On January 8, 1998, the City of Atlantic City deeded to our Company approximately 180 acres (120 acres of which are developable) in the Marina area of Atlantic City. In exchange, our Company agreed to develop a hotel-casino on the site and perform certain other obligations. We also entered into an agreement with two New Jersey State agencies for the construction and joint funding of road improvements necessary to improve access to the Marina area. As called for by the agreement, in October 1997, we funded our $110 million portion and one of the State agencies funded its $125 million portion of the $330 million estimated total cost of the road improvements. Each party deposited its funds into escrow accounts and the funds are restricted for construction of the road improvement project. The other State agency is providing the remaining $95 million estimated cost of the project, of which approximately $88 million had been spent as of March 15, 1999. There is a fixed-price design/build contract for the road improvement project. Groundbreaking on the project took place on November 4, 1998, and construction is scheduled for completion in May 2001.

   We are in the design phase of our planned hotel-casino on the Marina site and have not yet developed a budget or construction schedule for the project. As part of the agreement with the City, we are required to remediate environmental contamination at the Marina site, which had been a municipal landfill until 1975. We began remediation work in November 1998 and it is expected to take approxi-mately one year to complete at a cost of approximately $37.5 million. We must finish much of the remediation before we can begin construction of our new resort.

   In July 1998, we entered into an amended and restated 50/50 joint venture agreement with Boyd Gaming Corporation ("Boyd") for the development of another hotel-casino on a 25-acre portion of the Marina site. The joint venture intends to develop a $750 million enter-tainment resort with approximately 1,500 hotel rooms to be connected to our planned hotel-casino. We will design and develop the master plan for the Marina site and Boyd will oversee the design and construction of the joint venture resort, as well as operate it upon completion. Under the agreement, we will contribute the land and $60 million in cash and Boyd will contribute $150 million in cash. The joint venture will attempt to obtain acceptable financing that will be non-recourse to both our Company and Boyd for the remaining development cost of the project. If the joint venture obtains the necessary permits and financing, we anticipate that construction of the joint venture resort could begin late this year.

   We and the joint venture must apply for and receive numerous governmental permits and satisfy other conditions before construction of either of the hotel-casinos can begin. The joint venture must also arrange significant project financing that is non-recourse to our Company and Boyd. Additionally, a current Atlantic City hotel-casino operator and others have filed various lawsuits challenging the validity of our agreement with the City and seeking to stop the con-struction of the road improvements that is now underway. These law-suits have delayed and may continue to delay or prevent construction of the planned hotel-casino resorts. As a result of these factors, we cannot be certain that the hotel-casinos planned for the Marina site will be developed or of the timing or cost of construction.

   LAS VEGAS

   We acquired the Boardwalk and some related properties on June 30, 1998. Combined with land we own adjacent to the Boardwalk, the acquisition provides us with an approximately 55-acre site for future development with over 1,200 feet of frontage on the Las Vegas Strip between Bellagio and Monte Carlo. We are in the very early design phase for a potential new hotel-casino resort we expect to develop on the site. The design, timing and cost of any future development, however, are still highly uncertain. The timing of construction of our planned resort will depend upon several factors. These factors include the market's absorption of Bellagio and the other major new hotel-casino resorts on the Las Vegas Strip and competition from gaming outside of Nevada. See the section titled "Competition" in this Form 10-K.

   OTHER

   We regularly evaluate possible expansion and acquisition opportunities in both the domestic and international markets. These opportunities may include the ownership, management and operation of gaming and other entertainment facilities in states other than Nevada or outside of the United States. We may undertake these opportunities either alone or with joint venture partners. Development and operation of any gaming facility in a new jurisdiction are subject to many contingencies. Several of these contingencies are outside of our control and may include the passage of appropriate gaming legislation, the issuance of necessary permits, licenses and approvals, the availability of appropriate financing and the satisfaction of other conditions. We cannot be sure that we will decide or be able to proceed with any of these acquisition or expansion opportunities.

MARKETING

   All of our hotel-casinos operate 24 hours each day, every day of the year. We do not consider our business to be particularly seasonal. We believe that the largest portion of our Nevada customers live in Southern California, although other geographic areas are also important.

   The level of gaming activity at our casinos is the single largest factor in determining our revenues and operating income. We also receive a large amount of revenues from room, food and beverage, entertainment and retail operations.

   The principal segments of the Nevada and Mississippi gaming markets are tour and travel, leisure travel, high-level wagerers and conventions (including small meetings and corporate incentive programs). Both Bellagio and The Mirage appeal to the upper end of each market segment, balancing their business by using the convention and tour and travel segments to fill the mid-week and off-peak periods. Our marketing strategy for Treasure Island and the Golden Nugget is aimed at attracting middle- to upper-middle-income wagerers, largely from the leisure travel and, to a lesser extent, the tour and travel segments. Since we believe that the number of walk-in customers also affects the success of all of our hotel-casinos, we design our facilities to maximize their attraction to guests of other hotels.

   The Golden Nugget-Laughlin appeals primarily to middle-income customers. Many of its customers are senior citizens who are attracted by room, food and beverage and entertainment prices that are lower than those offered by the major Las Vegas hotel-casinos. A large percentage of the Golden Nugget-Laughlin's casino revenues comes from slot machine play.

   We own and operate an exclusive world-class golf course known as "Shadow Creek," located approximately five miles north of the Golden Nugget and approximately 10 miles north of our Las Vegas Strip hotel-casinos. Our major Las Vegas hotel-casinos offer luxury suite packages that include golf privileges at Shadow Creek. In connection with our marketing activities, we also invite our high-end casino customers to play Shadow Creek on a complimentary basis. Shadow Creek is located on approximately 240 acres of an 850-acre site that we own in North Las Vegas.

   Beau Rivage opened in Biloxi, Mississippi on March 16, 1999, and we believe it is the most luxurious hotel-casino on the Mississippi Gulf Coast. We intend to market Beau Rivage to the most affluent customers in each market segment, particularly those who live in major cities in the South. The Gulf Coast currently has only a limited number of scheduled airline flights. We recently signed an agreement for a regional airline to provide daily scheduled jet service at reasonable prices between the Gulf Coast and several major cities.

   We advertise on radio, television and billboards and in newspapers and magazines in selected cities throughout the United States, as well as on the Internet and by direct mail. We also advertise through our regional marketing offices located in major United States and foreign cities.

CREDIT

   Credit play represents a large portion of the table games volume at Bellagio and The Mirage. Our other facilities do not emphasize credit play to the same extent as Bellagio and The Mirage, although we offer credit at those casinos as well.

   We maintain strict controls over the issuance of credit and aggressively pursue collection of our customer debts. These collection efforts are similar to those used by most large corporations, including the mailing of statements and delinquency notices, personal and other contacts, the use of outside collection agencies and civil litigation. Nevada and Mississippi gaming debts evidenced by written credit instruments are enforceable under the laws of Nevada and Mississippi. All other states are required to enforce a judgment on a gaming debt entered in Nevada or Mississippi pursuant to the Full Faith and Credit Clause of the United States Constitution. Gaming debts are not legally enforceable in some foreign countries, but the United States assets of foreign debtors may be reached to satisfy judgments entered in the United States. A large portion of our Company's accounts receivable is owed by major casino customers from the Far East. The collectibility of customer debts is affected by a number of factors, including changes in currency exchange rates and economic conditions in the customers' home countries.

SUPERVISION OF GAMING ACTIVITIES

   In connection with the supervision of gaming activities at our casinos, we maintain stringent controls on the recording of all receipts and disbursements. These audit and cash controls include:

-  Locked cash boxes on the casino floor;

- Employees who are independent of casino operations to perform the daily cash and coin counts;

-  Constant observation and supervision of the gaming area;

- Observation and recording of gaming and other areas by closed-circuit television;

-  Constant computer monitoring of our slot machines;

- Computer tabulation of receipts and disbursements for each of our table games; and

-  Timely analysis of deviations from expected performance.

COMPETITION

   LAS VEGAS

   Our Las Vegas hotel-casinos compete with a large number of other hotel-casinos in the Las Vegas area. Currently there are approximately  29  major  hotel-casinos located on  or  near  the  Las
Vegas Strip, 11 major hotel-casinos located in the downtown area (about five miles from the center of the Strip) and several major facilities located elsewhere in the Las Vegas area. As of March 15, 1999, there were approximately 109,000 guestrooms in Las Vegas, compared to 102,100 at March 15, 1998. There are currently four major new hotel-casinos under construction in Las Vegas. Three of these are scheduled to open in 1999 and the fourth in 2000 and they will add a total of approximately 9,100 guestrooms to the market. Other major hotel-casinos and expansion projects at existing Las Vegas hotel-casinos have also been proposed. We are unable to determine how the increased competition will affect our future operating results.

   LAUGHLIN, NEVADA

   The Golden Nugget-Laughlin competes with nine other casinos in Laughlin, eight of which offer hotel accommodations, as well as with hotel-casinos in Las Vegas, Jean and Primm, Nevada. In recent years, the Laughlin market has been adversely affected by the expansion of casino gaming in Las Vegas and on Indian reservations, particularly in Southern California and Arizona.

   BILOXI, MISSISSIPPI

   Beau Rivage competes with 11 other casinos in the Mississippi Gulf Coast market, eight of which offer hotel accommodations. Several competitors have announced plans to expand their existing Gulf Coast facilities or to develop major new casino-based resorts in the market. The Gulf Coast casinos also compete with a large number of riverboat casinos on the Mississippi River, the closest of which are located in New Orleans and Baton Rouge, Louisiana. In addition, a competitor is constructing a major land-based casino in New Orleans that is expected to open in the fourth quarter of 1999. Gulf Coast casinos also compete in the regional market with a land-based Indian casino in central Mississippi. Beau Rivage expects to compete with casinos in the Bahamas for the south Florida market. Since Beau Rivage only opened on March 16, 1999, it is too early for us to assess its competitive position or the impact of the increased competition on its future operating results.

   OTHER

   Our Company's facilities also compete for gaming customers with hotel-casino operations located in other areas of Nevada, Atlantic City, the Bahamas and other parts of the world, and for vacationers with non-gaming tourist destinations such as Hawaii and Florida. Our hotel-casinos compete to a lesser extent with state-sponsored lotteries, off-track wagering, card parlors, riverboat and Indian gaming facilities and other forms of legalized gaming in the United States, as well as with shipboard gaming. In recent years, certain states have legalized, and several other states have considered legalizing, casino gaming. We do not believe that legalization of casino gaming in those jurisdictions would have a material adverse impact on our operations. However, we do believe that the legal-ization of large-scale land-based casino gaming in or near certain major metropolitan areas, particularly in California, could have a material adverse effect on the Las Vegas market. The California electorate approved Proposition 5 in November 1998. Proposition 5, if implemented, would give all California Indian tribes the right to operate an unlimited number of certain kinds of gaming machines and other forms of casino wagering on California reservations. Legal challenges to Proposition 5 are pending in the California Supreme Court which have delayed and may further delay or prevent its implementation. If implemented, Proposition 5 may negatively affect Nevada gaming markets. We are unable, however, to assess the magnitude of the impact on our Company.

HOW WE COMPETE

   Our Company's major properties compete on the basis of:

- Recruiting, training and retaining well-qualified and motivated employees who provide superior and friendly customer service;

- Offering high-quality guestrooms and dining, entertainment and retail options;

-  Providing unique, "must-see" entertainment attractions;

-  Our marketing and promotional programs; and

-  The superior locations and sites of our properties.

   The principal negative factors relating to our competitive position are:

- Our limited geographic diversification (some of our competitors operate in more gaming markets);

- There are a number of gaming facilities that are located closer to where our customers live than our resorts;

- Our guestroom, dining and entertainment prices are often higher than those of most of our competitors in each market, although we believe that the quality of our facilities and services is also higher; and

-  Our  hotel-casinos  compete  to  some  extent  with each other  for
   customers.    Bellagio  and  The Mirage, in particular, compete for
   some of the same high-end customers.

EMPLOYEES AND LABOR RELATIONS

   As of March 1, 1999, we had approximately 25,720 full-time and 4,130 part-time employees. At that date, we had collective bargaining contracts with unions covering approximately 11,215 of our Las Vegas employees, expiring in May 2002. We consider our employee relations to be excellent.

REGULATION AND LICENSING

   Our Company is licensed by gaming authorities in both Nevada and Mississippi and intends to apply for licensing in New Jersey.

   NEVADA

   The ownership and operation of casino gaming facilities in Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated under that Act (collectively, the "Nevada Act") and various local ordinances and regulations. Our Nevada gaming operations are subject to the licensing and regulatory control of:

-  The Nevada Gaming Commission (the "Nevada Commission");

-  The Nevada State Gaming Control Board (the "Nevada Board");

-  The City of Las Vegas; and

-  The  Clark County Liquor and  Gaming  Licensing  Board (the  "Clark
   County Board").

   In this Form 10-K, we collectively refer to the Nevada Commission, the Nevada Board, the City of Las Vegas and the Clark County Board as the "Nevada Gaming Authorities."

   The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things:

- The prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;

-  The   establishment   and  maintenance  of  responsible  accounting
   practices and procedures;

- The maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities;

-  The prevention of cheating and fraudulent practices; and

- Providing a source of state and local revenues through taxation and licensing fees.

   Change in these laws, regulations and procedures could have an adverse effect on our gaming operations.

   Our direct and indirect subsidiaries that conduct gaming operations are required to be licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. These subsidiaries are as follows:

- THE MIRAGE CASINO-HOTEL ("MCH") has been registered as an intermediary company and has been found suitable to own the stock of Treasure Island Corp. ("TI Corp."). MCH has also been licensed to conduct nonrestricted gaming operations at The Mirage.

-  TI  Corp.   has  been  licensed  to  conduct  nonrestricted  gaming
   operations at Treasure Island.

- GNLV, CORP. ("GNLV") has been registered as an intermediary company and has been found suitable to own the stock of Golden Nugget Manufacturing Corp. ("GNMC"), its subsidiary which is licensed as a manufacturer and distributor of gaming devices. GNLV has also been licensed to conduct nonrestricted gaming operations at the Golden Nugget.

- GNL, CORP. ("GNL") has been licensed to conduct nonrestricted gaming operations at the Golden Nugget-Laughlin.

- Bellagio has been registered as an intermediary company and has been found suitable to own the stock of MRGS Corp. ("MRGS"), which has been licensed as a 50% general partner of Victoria Partners. Bellagio has also been licensed to conduct nonrestricted gaming operations at Bellagio.

-  Boardwalk  Casino,  Inc. ("BCI")  has  been   licensed  to  conduct
   nonrestricted gaming operations at the Boardwalk.

   The Company is registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation"). The Company has also been found suitable to own the stock of MCH, GNLV, Bellagio, GNL and

BCI,  each  of  which, together with TI Corp., MRGS  and  GNMC,  is  a corporate licensee (individually, a "Gaming Subsidiary" and collectively, the "Gaming Subsidiaries") under the Nevada Act. Victoria Partners has been licensed to conduct nonrestricted gaming operations at Monte Carlo and certain subsidiaries of Circus have been registered or licensed for their ownership of Victoria Partners.

   As a Registered Corporation, we are required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, our Gaming Subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. We and our Gaming Subsidiaries have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

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

   The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company or any of our Gaming Subsidiaries in order to determine whether the individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of our Gaming Subsidiaries must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in gaming activities of our Gaming Subsidiaries may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause that they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suit-ability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities, and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

   If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company or our Gaming Subsidiaries, the companies involved would have to sever all relationships with that person. In addition, the Nevada Commission may require us or our

Gaming Subsidiaries to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

   The Company and our Gaming Subsidiaries are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions entered into by our Gaming Subsidiaries must be reported to or approved by the Nevada Commission.

   If it were determined that the Nevada Act was violated by a Gaming Subsidiary, the licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company, our Gaming Subsidiaries and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate Bellagio, The Mirage, Treasure Island, the Golden Nugget, the Golden Nugget-Laughlin, the Boardwalk or Monte Carlo and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of the gaming license of a Gaming Subsidiary or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect our gaming operations.

   Any beneficial holder of the voting securities of Mirage Resorts, Incorporated, regardless of the number of shares owned, may be required to file an application, be investigated and have his or her suitability as a beneficial holder of the voting securities determined if the Nevada Commission has reason to believe that the ownership would be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any investigation.

   The  Nevada  Act  requires  any   person  who  acquires  beneficial
ownership of more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation's voting securities apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails a written notice requiring this filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of a Registered Corporation's voting securities may apply to the Nevada Commission for a waiver of the finding of suit-ability requirement if the institutional investor holds the voting securities for investment purposes only. An institutional investor will not be deemed to hold voting securities for investment purposes unless it acquired and holds the voting securities in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Cor-poration, any change in the corporate charter, bylaws, management, policies or operations of the Registered Corporation or any of its gaming affiliates or any other action which the Nevada Commission finds to be inconsistent with holding the Registered Corporation's voting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding voting securities for investment purposes only include:

-  Voting on all matters voted on by stockholders;

- Making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and

- Other activities that the Nevada Commission may determine to be consistent with such investment intent.

   The City of Las Vegas and the Clark County Board have the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming licensee. If the beneficial holder of voting securities which must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of beneficial owners. The applicant is required to pay all costs of investigation.

   Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable who holds, directly or indirectly, any beneficial ownership of the voting securities beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us or our Gaming Subsidiaries, we:

-  Pay the person any dividend or interest on our voting securities;

- Allow the person to exercise, directly or indirectly, any voting right conferred through securities held by the person;

- Pay remuneration in any form to the person for services rendered or otherwise; or

- Fail to pursue all lawful efforts to require the person to relinquish his voting securities including, if necessary, the immediate purchase of the voting securities for cash at fair market value.

   The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security if it has reason to believe that the ownership would be inconsistent with the declared policies of the State of Nevada. If the Nevada Commission determines that a person is unsuitable to own a debt security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it:

- Pays to the unsuitable person any dividend, interest or any distribution whatsoever;

-  Recognizes  any   voting  right   by   the   unsuitable  person  in
   connection with those securities;

-  Pays the unsuitable person remuneration in any form; or

-  Makes  any payment to the unsuitable person  by  way  of principal,
   redemption,   conversion,   exchange,   liquidation   or    similar
   transaction.

   We are required to maintain a current stock ledger in Nevada that may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make that disclosure may be grounds for finding the record holder unsuitable. We are also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require our stock certificates to bear a legend indicating that the securities are subject to the Nevada Act. To date, the Nevada Commission has not imposed this requirement on us.

   We may not make a public offering of our securities without the prior approval of the Nevada Commission if the securities or proceeds from their sale are intended to be used to construct, acquire or finance gaming facilities in Nevada or to retire or extend obligations incurred for those purposes. On May 22, 1997, the Nevada Commission granted us prior approval to make public offerings for a period of two years, subject to certain conditions (the "Shelf Approval"). The Shelf Approval was amended on June 23, 1998 and November 19, 1998. However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Shelf Approval also applies to any affiliated company wholly owned by us (an "Affiliate") that is a publicly traded corporation or would become a publicly traded corporation pursuant to a public offering. The Shelf Approval also includes approval for the Gaming Subsidiaries to guarantee any security issued by, or to hypothecate their assets to secure the payment or performance of any obligations issued by, us or an Affiliate in a public offering under the Shelf Approval. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful. We have filed an application for renewal of the Shelf Approval, which we expect will be considered by the Nevada Board and the Nevada Commission in May 1999.

   Changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements or any act or conduct by a person by which he or she obtains control may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission with respect to a variety of stringent standards prior to assuming control of the Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as part of the approval process relating to the transaction.

   The Nevada Legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defensive tactics affecting Nevada corporate gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to:

- Assure the financial stability of corporate gaming licensees and their affiliates;

- Preserve the beneficial aspects of conducting business in the corporate form; and

- Promote a neutral environment for the orderly governance of corporate affairs.

   Approvals are, in certain circumstances, required from the Nevada Commission before the Registered Corporation can make exceptional repurchases of voting securities above the current market price and before a corporate acquisition opposed by management can be completed. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Registered Corporation's board of directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purpose of acquiring control of the Registered Corporation.

   License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to Clark County and the City of Las Vegas, in which our Gaming Subsidiaries' respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable monthly, quarterly or annually and are based upon:

-  A percentage of the gross revenues received;

-  The number of gaming devices operated; or

-  The number of table games operated.

   Casino operations also pay a casino entertainment tax where entertainment is furnished in connection with the serving or selling of food or refreshments or the selling of merchandise. Nevada licensees that hold a manufacturer's or distributor's license, such as GNMC, also pay certain fees to the State of Nevada.

   Any person who is licensed, required to be licensed, registered, required to be registered or is under common control with those persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of its participation in foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly:

- Violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation;

- Fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations;

- Engage in activities or enter into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees; or

- Employ, contract with or associate with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

   The sale of alcoholic beverages at our hotel-casinos on the Las Vegas Strip and at the Golden Nugget-Laughlin is subject to licensing, control and regulation by the Clark County Board. The sale of alcoholic beverages at the Golden Nugget in downtown Las Vegas is subject to licensing, control and regulation by the City of Las Vegas. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any liquor license, and any disciplinary action of that type could (and revocation would) have a material adverse effect on the operations of the affected Gaming Subsidiary.

   MISSISSIPPI

   The ownership and operation of casino gaming facilities in Mississippi are subject to the Mississippi Gaming Control Act and the regulations promulgated under that Act (collectively, the "Mississippi Act"). Our Mississippi gaming operations are subject to the licensing and regulatory control of the Mississippi Gaming Commission (the "Mississippi Commission").

   The laws, regulations and supervisory procedures of the Mississippi Commission are based upon declarations of public policy which are concerned with, among other things:

-  Keeping gaming free of criminal and corruptive elements; and

- Maintaining public confidence and trust in gaming by means of strict regulation of all persons, locations, practices, associations and activity related to the operation of licensed gaming establishments and the manufacture or distribution of gambling devices and equipment.

   Changes in these laws, regulations and procedures could have an adverse effect on our Mississippi gaming operations.

   Beau Rivage Resorts, Inc. ("Beau Rivage Resorts"), our indirect subsidiary that owns and operates Beau Rivage, is required to be licensed by the Mississippi Commission. The gaming license, which must be renewed every two years, requires the periodic payment of fees and taxes and is not transferable. GNLV is registered as an intermediary company and has been found suitable to own the stock of Beau Rivage Resorts. The Company is registered by the Mississippi
Commission as a publicly traded corporation (a "Registered Corporation") and has been found suitable to own the stock of GNLV under the Mississippi Act.

   As a Registered Corporation, we are required periodically to submit detailed financial and operating reports to the Mississippi Commission and furnish any other information that the Mississippi Commission may require. No person may become a stockholder of, or receive any percentage of profits from, Beau Rivage Resorts without first obtaining approval from the Mississippi Commission. The Company, GNLV and Beau Rivage Resorts have obtained from the Mississippi Commission the various registrations, findings of suitability and licenses required to engage in gaming activities in Mississippi.

   All gaming devices that are manufactured, sold or distributed for use or play in Mississippi, or for distribution outside of Mississippi, must be manufactured by licensed manufacturers and distributed or sold by licensed distributors. Beau Rivage Distribution Corp. ("BRDC"), a subsidiary of Beau Rivage Resorts, is licensed as a distributor of gaming devices. All gaming devices manufactured for use or play in Mississippi must be approved by the Mississippi Commission before distribution or exposure for play. The approval process for gaming devices includes rigorous testing by the staff of the Mississippi Commission, a field trial and a determination as to whether the gaming device meets strict technical standards that are set forth in the regulations of the Mississippi Commission. Associated equipment must be administratively approved by the Executive Director of the Mississippi Commission before it is distributed for use in Mississippi.

   The Mississippi Commission may investigate any individual who has a material relationship to, or material involvement with, the Company, GNLV, Beau Rivage Resorts or BRDC in order to determine whether the individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of Beau Rivage Resorts and BRDC must file applications with the Mississippi Commission and may be required to be licensed or found suitable. Officers, directors and key employees of GNLV and the Company who are actively and directly involved in gaming activities of Beau Rivage Resorts or BRDC may be required to be licensed or found suitable by the Mississippi Commission. The Mississippi Commission may deny an application for licensing for any cause which it deems reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in approval positions must be reported to the Mississippi
Commission, and in addition to its authority to deny an application for a finding of suitability or licensure, the Mississippi Commission has jurisdiction to disapprove a change in a corporate position.

   If the Mississippi Commission were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company, GNLV, Beau Rivage Resorts or BRDC, the companies involved would have to sever all relationships with the person. In addition, the Mississippi Commission may require the Company, GNLV, Beau Rivage Resorts or BRDC to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Mississippi.

   The  Company,  GNLV, Beau Rivage Resorts and BRDC are  required  to submit detailed financial and operating reports to the Mississippi Commission. All material loans, sales of securities and similar financing transactions entered into by Beau Rivage Resorts or BRDC must be reported to or approved by the Mississippi Commission.

   If it were determined that the Mississippi Act was violated by Beau Rivage Resorts or BRDC, the license it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company, GNLV, Beau Rivage Resorts, BRDC and the persons involved could be subject to substantial fines for each separate violation of the Mississippi Act at the discretion of the Mississippi Commission. Limitation, conditioning or suspension of the gaming license of Beau Rivage Resorts could (and revocation of the gaming license would) materially adversely affect our Mississippi gaming operations.

   Any beneficial holder of our voting securities, regardless of the number of shares owned, may be required to file an application, be investigated and have his or her suitability as a beneficial holder of our voting securities determined if the Mississippi Commission has reason to believe that the ownership may be inconsistent with the declared policies of the State of Mississippi. The applicant must pay all costs of investigation incurred by the Mississippi Commission in conducting any investigation.

   The Mississippi Act requires any person who acquires more than 5% of a Registered Corporation's voting securities to report the acquisition to the Mississippi Commission. The Mississippi Act requires that beneficial owners of more than 10% of a Registered Corporation's voting securities apply to the Mississippi Commission for a finding of suitability within 30 days after the Executive Director of the Mississippi Commission requests the filing. With the exception of certain institutional investors, the Mississippi Commission has generally exercised its discretion to require a finding of suitability of any beneficial owner of more than 5% of a Registered Corporation's voting securities. The Mississippi Commission has adopted a policy that permits certain institutional investors to own beneficially up to 10% of a Registered Corporation's voting securities without a finding of suitability. If a beneficial owner which must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of beneficial owners.

   Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Mississippi Commission or the Executive Director of the Mississippi Commission may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable who holds, directly or indirectly, any beneficial ownership of the voting securities beyond the period of time that may be prescribed by the Mississippi Commission may be guilty of a criminal offense.

   The Mississippi Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security if it determines that this requirement is in the public interest.

   We are required to maintain a current stock ledger in Mississippi that may be examined by the Mississippi Commission at any time. If any securities are held in trust by an agent or nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Commission. A failure to make the disclosure may be grounds for finding the record holder unsuitable. We are also required to render maximum assistance in determining the identity of the beneficial owner. The Mississippi Commission has the power to require our stock certificates to bear a legend indicating that the securities are subject to the Mississippi Act; however, the Mississippi Commission has in the past routinely waived this requirement.

   We  may  not  make a public offering of our securities without  the prior approval of the Mississippi Commission if the securities or proceeds from their sale are intended to be used to construct, acquire or finance gaming facilities in Mississippi or to retire or extend obligations incurred for those purposes. On January 21, 1999, the Mississippi Commission granted us prior approval to make public offerings for a period of two years, subject to certain conditions (the "Mississippi Shelf Approval"). However, the Mississippi Shelf Approval may be rescinded for good cause without prior notice upon the issuance of a stop order by the Executive Director of the Mississippi Commission. The Mississippi Shelf Approval does not constitute a finding, recommendation or approval by the Mississippi Commission as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

   Changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements or any act or conduct by a person by which he or she obtains control may not occur without the prior approval of the Mississippi Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Mississippi Commission with respect to a variety of stringent standards prior to assuming control of the Registered Corporation. The Mississippi Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as part of the approval process relating to the transaction.

   The Mississippi Legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defensive tactics affecting Mississippi corporate gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Mississippi Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Mississippi's gaming industry and to further Mississippi's policy to:

- Assure the financial stability of corporate gaming licensees and their affiliates;

- Preserve the beneficial aspects of conducting business in the corporate form; and

- Promote a neutral environment for the orderly governance of corporate affairs.

   Approvals are, in certain circumstances, required from the Mississippi Commission before the Registered Corporation can make exceptional repurchases of voting securities above the current market price and before a corporate acquisition opposed by management can be completed. The Mississippi Act also requires prior approval of a plan of recapitalization proposed by the Registered Corporation's board of directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purpose of acquiring control of the Registered Corporation.

   License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Mississippi, and to the City of Biloxi, where Beau Rivage Resorts' operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable monthly, quarterly or annually and are based upon:

-  A percentage of the gross revenues received;

-  The number of gaming devices operated; or

-  The number of table games operated.

   BRDC, as a licensed distributor, also pays certain fees to the State of Mississippi.

   Any person who is licensed, required to be licensed, registered, required to be registered or is under common control with those persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Mississippi, is required to receive the approval of the Mississippi Commission with respect to foreign gaming activities. Licensees are also subject to disciplinary action by the Mississippi Commission if they knowingly:

- Violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation;

- Fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Mississippi gaming operations;

- Engage in activities that are harmful to the State of Mississippi or its ability to collect gaming taxes and fees; or

- Employ a person in the foreign operation who has been denied a license or finding of suitability in Mississippi on the ground of personal unsuitability.

   The sale of alcoholic beverages at Beau Rivage is subject to licensing, control and regulation by the Mississippi State Tax Commission. All licenses are revocable and are not transferable. The Mississippi State Tax Commission has full power to limit, condition, suspend or revoke any liquor license, and any disciplinary action of that type could (and revocation would) have a material adverse effect on the operations of Beau Rivage Resorts. Beau Rivage Resorts has received approval from the United States Department of the Treasury to operate the brew pub at Beau Rivage.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

(Cautionary Statements Under the Private Securities Litigation  Reform
Act of 1995)

   This Form 10-K and our 1998 Annual Report to Shareholders contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "may," "could," "might" and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, new projects, future performance, the outcome of contingencies such as legal proceedings and future financial results. From time to time, we also provide oral or written forward-looking statements in our Forms 10-Q and 8-K, press releases and other materials we release to the public.

   Any or all of our forward-looking statements in this Form 10-K, in our 1998 Annual Report to Shareholders and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in this Form 10-K - for example, government regulation and the competitive environment - will be important in determining our future results. Consequently, no forward-looking statement can be guaranteed. Our actual future results may differ materially.

   We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-K, 10-Q and 8-K reports to the Securities and Exchange Commission. Also note that we provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors beyond those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

- As described under "Competition," we operate in a very competitive environment, particularly in Las Vegas. The growth in guestroom inventory in Las Vegas, which will increase sharply in 1999, and the spread of legalized gaming in other states and countries, could negatively affect our operating results.

- As discussed under "Regulation and Licensing," our casinos are highly regulated by governmental authorities in Nevada and Mississippi. We will also be subject to regulation, which may or may not be similar to that in Nevada and Mississippi, by the authorities in New Jersey and any other jurisdiction where we may conduct gaming activities in the future. Changes in applicable laws or regulations could have a significant effect on our operations. As a result of federal legislation passed in 1996, the National Gambling Impact Study Commission has been conducting a two-year study of the gaming industry in the United States and is expected to report its findings and recommendations to Congress this June. Although there has been no indication that the Commission will make such recommendation, it is possible that the report may result in additional regulation and taxation of the gaming industry. In March 1999, a proposed referendum was submitted to the Mississippi Secretary of State which would repeal legalized gaming in Mississippi and impose a two-year period for all gaming operations to terminate. In order for the referendum to be included on the November 2000 ballot, it must be approved by the Secretary of State and the signatures of approximately 98,000 registered voters must be gathered and certified by October 6, 1999. Two similar proposed referenda failed to meet the deadline for the November 1999 ballot. If this or any similar referendum is ultimately adopted, it could have a material adverse effect on our Company.

-  Our   business  is  affected  by  changes in  local,  national  and international general economic and market conditions in the locations where we operate and where our customers live. Bellagio and The Mirage are particularly affected by the economic situation in the Far East and all of our Nevada properties are affected by economic conditions in California.

- A large portion of our customers travel by air. As a result, the cost and availability of air service can affect our business. Additionally, there is one principal interstate highway between Las Vegas and Southern California, where a large number of our customers reside. Capacity constraints of that highway or any other traffic disruptions may affect the number of customers who visit our facilities.

- Our plans for future construction can be affected by a number of factors, including time delays in obtaining necessary governmental permits and approvals and legal challenges. We may make changes in project scope, budgets and schedules for competitive, aesthetic or other reasons, and these changes may also result from circumstances beyond our control. These circumstances include weather inter-ference, shortages of materials and labor, work stoppages, labor disputes, unforeseen engineering, environmental or geological problems and unanticipated cost increases. Any of these circum-stances could give rise to delays or cost overruns.

- The gaming industry represents a significant source of tax revenues, particularly to the State of Nevada and its counties and cities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of the law, affecting the gaming industry. We believe that our recorded tax balances are adequate. However, it is not possible to determine with certainty the likelihood of possible changes in tax law or its administration. These changes, if adopted, could have a material negative effect on our operating results.

- Our debt has increased significantly in the past three years, primarily due to the construction of Bellagio and Beau Rivage. The interest rate on a large portion of our long-term debt is subject to fluctuation based on changes in short-term interest rates and the ratings which national rating agencies assign to our out-standing debt securities. Our interest expense could increase as a result of these factors.

- Claims have been brought against us and our subsidiaries in various legal proceedings, and additional legal and tax claims arise from time to time. It is possible that our cash flows and results of operations could be affected by the resolution of these claims. We believe that the ultimate disposition of current matters will not have a material impact on our financial condition or results of operations. Please see the further discussion under "Legal Proceedings" in Item 3 of this Form 10-K.

- There is intense competition to attract and retain management and key employees in the gaming industry. Our inability to recruit or retain personnel could adversely affect our business.

- As described under "Year 2000 Readiness Disclosure" in Item 7 of this Form 10-K, we are working to address the Year 2000 issue. If we should fail to identify or correct problems in our critical systems, or if we are affected by disruptions in airline service or other disruptions affecting our resorts or customers, our operations could be impacted.

   You should also be aware that while we from time to time communi-cate with securities analysts, we do not disclose to them any material non-public information, internal forecasts or other confidential business information. Therefore, you should not assume that we agree with any statement or report issued by any analyst, irrespective of the content of the statement or report. To the extent that reports issued by securities analysts contain projections, forecasts or opinions, those reports are not our responsibility.

ITEM 2.  PROPERTIES

   Bellagio  occupies  an  approximately  90-acre site.   We  own  the
entire site except for one acre which we lease under a ground lease that expires (giving effect to our options to renew) in 2073.

   The Mirage and Treasure Island share an approximately 100-acre site which we own.

   The Boardwalk occupies an approximately  nine-acre  site  which  we
own.   We also own  approximately 45 acres of property adjacent to the
Boardwalk.

   Beau Rivage occupies approximately 36 acres (including 10 acres of tidelands) in Biloxi, Mississippi. We own the land and we lease the tidelands from the State of Mississippi under a lease that expires (giving effect to our options to renew) in 2049. We also own approx-imately 508 acres in the Biloxi area for the potential development of a world-class golf course.

   The Golden Nugget occupies approximately seven and one-half acres. We own the buildings and approximately 90% of the land. We lease the remaining land under three ground leases that expire (giving effect to our options to renew) on dates from 2025 to 2046.

   The Golden Nugget-Laughlin, including approximately two acres where the motel in Bullhead City, Arizona is located, occupies approximately 15 1/2 acres. We own all of the property.

   Monte Carlo occupies approximately 46 acres owned by Victoria Partners (the joint venture that owns and operates Monte Carlo). At March 1, 1999, Monte Carlo was subject to mortgages approximating $90.5 million.

   We own approximately 850 acres of land in North Las Vegas, including 240 acres occupied by Shadow Creek.

   We own approximately 200 acres in Atlantic City consisting principally of three different parcels in casino-zoned areas. We are currently designing a major new hotel-casino resort complex on the largest of these parcels as described under "Future Expansion - Atlantic City" in Item 1 of this Form 10-K.

   We also own or lease various other improved and unimproved property in Las Vegas and other locations in the United States and some foreign countries.

ITEM 3.  LEGAL PROCEEDINGS

   On April 26, 1994, an individual filed a complaint in a class action lawsuit in the United States District Court for the Middle District of Florida against 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company. On May 10, 1994, another plaintiff filed a complaint in a class action lawsuit alleging substantially the same claims in the same court against 48 defendants, including the Company. On September 26, 1995, another plaintiff filed a complaint in a class action lawsuit alleging substantially the same claims in the United States District Court for the District of Nevada against 45 defendants, including the Company. The court consolidated the three cases in the United States District Court for the District of Nevada. The con-solidated complaint claims that we and the other defendants have engaged in a course of fraudulent and misleading conduct intended to induce people to play video poker and electronic slot machines by collectively misrepresenting how the gaming machines operate, as well as the chances of winning. The complaint alleges violations of the Racketeer Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresenta-tion, and asks for unspecified compensatory and punitive damages. In December 1997, the court granted in part and denied in part the defendants' motions to dismiss the complaint for failure to state a claim and ordered the plaintiffs to file an amended complaint, which was filed in January 1998. The defendants filed an answer to the amended complaint in February 1998. We believe that the claims against us are without merit and intend to continue to defend the case vigorously.

   In December 1997, the trustee of the bankruptcy estate of Ken Mizuno ("Mizuno") filed a complaint against us in the United States Bankruptcy Court for the Central District of California, which was amended in February 1998. The amended complaint claims that Mizuno, a Japanese national, repaid various debts to our casinos prior to the commencement of Mizuno's bankruptcy case in June 1992 for which Mizuno was not legally liable and which were not legally collectible under Japanese law. The amended complaint alleges that these repay-ments constituted fraudulent transfers under federal and state law and seeks to require us to pay the value of the transfers, totaling at least $61,418,250, plus interest, to the bankruptcy trustee. In August 1998, the Bankruptcy Court granted our motion to dismiss the complaint based on the statute of limitations. The plaintiff appealed to the United States District Court for the Central District of California, which reversed the dismissal in January 1999. We have appealed the District Court's ruling. The case has been transferred to the United States District Court for the District of Nevada. We intend to continue to defend the case vigorously.

   We and our subsidiaries are also defendants in various other lawsuits, most of which relate to routine matters incidental to our business. We do not believe that the outcome of this other pending litigation, considered in the aggregate, will have a material adverse effect on our Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of our security holders during the fourth quarter of 1998.

                            PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

   Our common stock is traded on the New York Stock Exchange and the Pacific Exchange under the symbol "MIR." The following table sets forth, for the calendar quarters indicated, the high and low sale prices of our common stock on the New York Stock Exchange Composite Tape.

                                           1998                  1997
                                   ---------------------   -----------------
                                     HIGH         LOW       HIGH       LOW
                                   ---------   ---------   -------   -------
     First quarter................ $26   3/4   $20 13/16   $25 7/8   $21 1/8
     Second quarter...............  25   1/8    20          25 7/8    19 7/8
     Third quarter................  22   1/4    13   3/4    30 3/8    23 3/4
     Fourth quarter...............  18 15/16    13  3/16    30 1/8    20 1/2

   There were approximately 13,000 record holders of our common stock as of March 12, 1999. We paid no dividends in 1998 or 1997 and do not expect to do so in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                                                 YEAR ENDED DECEMBER 31
                                                  ----------------------------------------------------
                                                  1998 (a)     1997     1996 (b)     1995       1994
                                                  --------   --------   --------   --------   --------
                                                         (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
OPERATING RESULTS (c)
  Gross revenues................................  $1,676.9   $1,546.0   $1,496.3   $1,453.7   $1,370.9
  Promotional allowances........................    (153.2)    (127.4)    (128.8)    (123.0)    (116.7)
  Net revenues..................................   1,523.7    1,418.6    1,367.5    1,330.7    1,254.2
  Preopening expense............................      88.3          -          -          -          -
  Operating income..............................     152.1      326.0      312.7      284.1      237.8
  Income before extraordinary item (d)..........      85.2      209.8      206.0      169.9      124.7
  Net income....................................      81.7      207.6      206.0      163.2      114.3
  Income per share before extraordinary item (d)
    Basic.......................................  $   0.47   $   1.17   $   1.13   $   0.93   $   0.69
    Diluted.....................................  $   0.45   $   1.09   $   1.05   $   0.88   $   0.66
  Net income per share
    Basic.......................................  $   0.45   $   1.16   $   1.13   $   0.89   $   0.63
    Diluted.....................................  $   0.43   $   1.08   $   1.05   $   0.85   $   0.60

OTHER DATA
  Interest expense, net of
    amounts capitalized.........................  $   32.7   $    7.7   $    6.8   $   23.2   $   44.2
  Net cash provided by operating
    activities..................................     287.2      292.8      331.9      327.0      286.8
  Capital expenditures..........................   1,160.3    1,058.9      407.3      183.0       71.9

YEAR-END STATUS
  Construction in progress......................  $  539.5   $1,261.1   $  355.9   $   84.5   $   25.3
  Total assets..................................   4,530.2    3,347.4    2,143.5    1,791.7    1,641.4
  Long-term debt, net of current maturities.....   2,378.5    1,396.7      468.1      248.5      359.6
  Stockholders' equity (e)......................   1,601.8    1,512.5    1,290.9    1,209.3    1,030.9
  Shares outstanding............................     180.1      179.4      178.3      183.3      182.0
---------------
(a)  Bellagio opened on October 15, 1998.
(b)  Monte Carlo opened on June 21, 1996.
(c)  The Boardwalk is being accounted for as an incidental operation.  Under this method, its operating results are excluded from our consolidated operating results,  and its net income is recorded as a reduction in the carrying value of the land.
(d)  Before extraordinary losses on early retirements of debt.
(e)  We paid no dividends during the five-year period ended December 31, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUR OPERATING RESULTS

   Our  1998  revenues after promotional  allowances  grew  by  $105.2 million, or 7%, over 1997, primarily reflecting the October 15 opening of Bellagio. Our casino revenues increased by $37.5 million, or 5%, and our non-casino revenues were up $70.1 million, or 12%.

   During its 77 days of operation in 1998, Bellagio achieved net revenues of $220.7 million and operating profit before preopening expense of $34.1 million. Bellagio's depreciation expense for this period was $18.9 million. These strong initial results were achieved despite high staffing levels and other inefficiencies historically associated with the opening periods of new facilities. We expensed all $88.3 million of Bellagio's previously capitalized preopening costs in the 1998 fourth quarter. These costs include the costs associated with hiring and training some 9,300 employees, operating the reservation and marketing offices and various other costs incurred prior to opening this $1.6 billion resort. After tax, the charge for Bellagio's preopening costs reduced our 1998 earnings by approximately $0.30 per share.

   Our international business declined during 1998 due to the economic difficulties that have been experienced by certain Asian countries. The devaluation of certain Asian currencies and subsequent declines in certain Asian stock and real estate markets that occurred primarily in the second half of 1997 began affecting the baccarat component of our revenues in the first quarter of 1998. Including Bellagio's partial-year contribution, our table games revenues declined by 2% compared with 1997. Excluding Bellagio's contribution, our table games revenues declined by 22%. Luck was also a factor; our Company-wide table games win percentage in 1998 was 19.4%, compared with 21.5% in 1997 and 19.3% in 1996.

   Apart from the decline in table games revenues, the other components of our casino revenues generally equaled or exceeded historical levels. Same-store slot revenues (i.e., excluding Bellagio) achieved a 2% increase over 1997. Slot revenues, including Bellagio, grew by $40.2 million, or 12%.

   Our same-store net non-casino revenues in 1998 were down by 4% compared with 1997, which we attribute primarily to additional competitive pressures in the Las Vegas market. At year-end 1998, there were approximately 106,000 hotel and motel rooms in Las Vegas, compared with 86,000 at December 31, 1995. This increase has resulted in a slight decline in city-wide occupancy and room rates as the new capacity is being absorbed. Our occupancy and average daily room rates have generally outperformed the Las Vegas averages. Combined standard room occupancy at our Las Vegas hotels was 97.6% in 1998, 98.0% in 1997 and 98.8% in 1996. Our combined average daily standard room rate was approximately $93 in both 1998 and 1997 and $92 in 1996. Excluding Bellagio, our total room occupancy in 1998 remained at approximately 98%, and our average daily standard room rate declined to $89.

   Three major new hotel-casinos will open on the Strip in 1999, adding a total of approximately 9,600 guestrooms to the market. The first of these new resorts, which has 3,700 guestrooms, opened in early March at the southernmost end of the Strip. The second new resort, with 3,000 guestrooms, is being constructed directly across the Strip from The Mirage and Treasure Island and is scheduled to open in April. The last of these three new resorts will offer 2,900 guestrooms and is scheduled to open in early September across the Strip from Bellagio.

   There were three similar waves of capacity additions in Las Vegas during the past 10 years. The Mirage opened in 1989 and Excalibur opened in 1990 and stimulated sufficient incremental demand such that city-wide guestroom occupancies remained stable irrespective of the additional hotel rooms at the two new resorts. In late 1993, Treasure Island, Luxor and the MGM Grand opened within a few months of each other and the new resorts stimulated enough new demand to cause an increase in city-wide occupancy, despite the increase in guestroom inventory. However, during 1996 and 1997,
Monte Carlo, New York-New York and the Stratosphere opened, along with several additions at existing hotel-casinos, and city-wide guestroom occupancy declined. The new attractions in the third wave apparently failed to create sufficient incremental demand to absorb the considerable number of additional new hotel rooms.

   Bellagio opened in October 1998 and increased the number of guestrooms in Las Vegas by approximately 3%. According to the Las Vegas Convention and Visitors Authority, the number of Las Vegas visitors increased over the same months in 1997 by 1.7% in November, 6.7% in December and 7.4% in January. City-wide occupancy in December and January also rose over the same months in the prior year. Occupancy statistics are not yet available for February. The impact of the three new resorts opening on the Las Vegas Strip during 1999 is still uncertain. Each of the resorts features new attractions and amenities that should add to the visitor appeal of Las Vegas, but each also has a large number of guestrooms and gaming capacity.

   We are continuing to develop and implement strategies for the evolving situation in Las Vegas. Some of these strategies include introducing new restaurants and entertainment attractions, refur-bishing our guestrooms and introducing new advertising and marketing programs. Our greatest strengths in these circumstances are the excellent condition and design of our resorts, their locations at the center of activity in their respective markets and the friendli-ness and professionalism of our employees.

   Our 50% share of Monte Carlo's net income contributed $27.2 million to our pre-tax earnings during 1998, versus $29.6 million in 1997. Monte Carlo achieved gross operating revenues of $267.4 million in 1998, a 2% increase over the $262.8 million reported in 1997. Promotional and other operating expenses at the resort also increased, resulting in an $8.8 million decline in its 1998 operating income. Prior to the 1998 second quarter, the joint venture was using Monte Carlo's operating cash flow primarily to reduce its outstanding debt. At December 31, 1998, the joint venture's outstanding debt totaled $91.2 million, versus $111.9 million and $185.4 million at year-end 1997 and 1996, respectively. As a result, interest cost was substantially lower in 1998, partially offsetting the decline in operating income. During the 1998 second quarter, the joint venture achieved a favorable pricing tier under its bank credit agreement and began distributing Monte
Carlo's   available   cash  to  the  partners.       If   these   cash
distributions continue, the joint venture's debt should remain at approximately $90 million.

   Monte Carlo opened on June 21, 1996, and contributed $9.3 million ($14.9 million before preopening expense) to our pre-tax earnings during that partial year of operation.

   Same-store operating costs and expenses at our hotel-casinos declined by $15.6 million, or 1%, in 1998. This decline generally follows the decline in same-store operating revenues, offset partially by the costs of additional staffing efforts necessary to prepare for the opening of Bellagio and Beau Rivage. The opening of these spectacular new resorts increased our staffing levels from 17,000 to almost 30,000 employees. Many of these new positions were filled through promotion or transfer of employees from our other resorts. In order to ensure a smooth transition, we hired replacement employees prior to the departure of transferring
employees.       These   additional  staffing  efforts   resulted   in
considerably higher payroll and training costs in 1998.

   Our net revenues in 1997 grew by $51.0 million, or 4%, over 1996. Casino revenues increased by 4%, principally due to a 14% increase in baccarat play at The Mirage combined with a significantly higher win percentage. This offset slight declines in slot revenues and activity at table games other than baccarat, which we attribute to the increase in competition. During 1997, we also benefited from an additional $20.3 million earnings contribution from Monte Carlo, reflecting the resort's first full year of operation.

   During 1997, Siegfried & Roy at The Mirage and Mystere at Treasure Island achieved a combined average ticket price that was approximately 7% higher than in 1996. As a result, net entertainment revenues in 1997 grew by $3.4 million, or 4%, over 1996. Our other non-casino revenues in 1997 were down by a combined 1%, resulting in a slight decline in total net non-casino revenues.

  Construction disruptions impacted our earnings throughout most of 1997. At Treasure Island, a luxurious new hotel lobby was completed in early August, a new retail outlet opened in September and a new Italian restaurant opened in December. We also completed the refurbishment of 1,382 standard guestrooms at the Golden Nugget in downtown Las Vegas, resulting in approximately 3% fewer available room nights at the facility during 1997 than in 1996. This reduction in available room inventory combined with the lower occupancy level, as partially offset by the slightly higher average room rate, resulted in a 2% decline in our Company-wide net room revenues in 1997 versus 1996.

   In response to the new hotels in the Las Vegas market and in preparation for the opening of Bellagio, we heightened our marketing and promotional efforts during 1997 and 1998. The costs associated with these additional efforts caused an 8% increase in casino costs and expenses during 1997 and a small decline in the operating margin at our wholly owned facilities. The provision for losses on receivables in 1997 increased by $4.7 million over 1996. This increase primarily reflects the growth in table games revenues and in particular the level of table games credit play.

OTHER FACTORS AFFECTING OUR EARNINGS

   We are currently refurbishing all of the standard guestrooms at Treasure Island at a total cost of approximately $60 million. The project is scheduled to be completed in early October and will result in approximately 7% fewer available room nights at the property during 1999. General and administrative expense in the fourth quarter of 1998 includes a $2.1 million abandonment charge associated with this project. We recorded a similar charge of $2.7 million in 1997 associated with the construction of a new gourmet restaurant at The Mirage and a new employee parking garage that was completed in March 1998. Construction of the new hotel lobby, retail outlet and restaurant completed at Treasure Island during 1997 began in late 1996. The construction had little impact on its operating results in 1996, but general and administrative expense in that year includes a $5.4 million abandonment charge related to these projects.

   After declining by 8% in 1997, corporate expense increased significantly during 1998. This increase reflects certain expenses
related   to    the   potential   legalization  of   gaming   in   new
jurisdictions, the growth in the size of our Company and expanded activities in pursuit of entertainment attractions for our resorts. The decline in 1997 is principally due to a gain from the sale of one of our corporate aircraft.

   Reflecting our growing investment in the Bellagio and Beau Rivage projects, our debt levels and the associated interest cost and amount of interest capitalized have risen significantly over the past two years. The impact was less significant in 1996, as we were able to fund much of the early stages of construction from operating cash flow. With Bellagio and Beau Rivage now open, a much smaller portion of our interest cost is being capitalized, resulting in a much higher charge for interest expense.

   The category "Other, including interest income" in 1998 reflects a full year of earnings on an escrow account we established in October 1997 to fund our portion of the cost of certain road improvements in the Marina area of Atlantic City, New Jersey.
Additionally, in the third quarter of 1997, we purchased certain of Boardwalk's previously issued debt securities as part of the acquisition. As a result, we recorded interest earned on the securities until Boardwalk became our wholly owned subsidiary in June 1998. This category in 1996 includes a pre-tax gain of $8.0 million associated with the sale of our 50% equity interest in a small casino located near Iguazu Falls, Argentina for $12.5 million in cash.

   We recorded debt-related extraordinary charges in both 1998 and 1997. The $3.5 million ($0.02 per share) charge recorded in 1998 is associated with the March redemption of all $100 million principal amount of our 9 1/4% notes. It was economically advantageous for us to repay the notes with less expensive funds
borrowed  under  our   bank   credit  facility  and  commercial  paper
program, even after considering the prepayment penalty that accounted for most of the extraordinary charge. In 1997, we incurred a similar $2.2 million charge ($0.01 per share) in connection with amending and increasing the size of our bank credit facility. We incurred no extraordinary charges in 1996.

   Our effective income tax rate of approximately 37% during 1998 exceeded the 35% statutory rate mainly due to the non-deductibility of certain expenses related to the potential legalization of gaming in new jurisdictions mentioned previously. Our effective income tax rate approximated the statutory rate during both 1997 and 1996.

OUR CAPITAL RESOURCES, CAPITAL SPENDING AND LIQUIDITY

   The capital required for the recent and ongoing significant expansion of our Company is being provided by net operating cash flow, revolving bank credit facility and commercial paper borrowings and the issuance of long-term unsecured debt.

   During 1998, our resorts contributed net operating cash flow (as shown in our Consolidated Statements of Cash Flows) of $287.2
million, versus $292.8 in 1997 and $331.9 in 1996. The small decline in our net operating cash flow in 1998 generally reflects the decline in our operating income, offset in part by cash distributions from Monte Carlo of $20.9 million. As discussed earlier, prior to 1998 the Monte Carlo joint venture was using its operating cash flow to reduce its outstanding debt. As a result, although Monte Carlo contributed an additional $20.3 million to our earnings in 1997 versus 1996, the amount is not included in our operating cash flow. Our operating cash flow in 1997 was also impacted by a substantial increase in trade receivables occurring mainly near year-end. The revenues associated with the receivables are included in our 1997 operating income. Due to the normal timing of collections, however, a large portion of the receivables remained outstanding at the end of 1997.

   Our capital expenditures in 1998 totaled $1.2 billion, compared with $1.1 billion in 1997 and $407.3 million in 1996. Capital expenditures during all three years primarily represent amounts invested in Bellagio and Beau Rivage. Bellagio opened on October 15, 1998 at a total cost, including land, capitalized interest and preopening costs, of approximately $1.6 billion. Beau Rivage opened on March 16, 1999 at a total cost of approximately $685 million. At December 31, 1998, we had incurred approximately $522 million of this amount.

   Beau Rivage was previously scheduled to open on February 1, 1999. However, Hurricane Georges battered the Mississippi Gulf Coast in early October 1998 and delayed its opening. We were fully insured for the hurricane damage and the resulting repair costs are not included in the total project cost disclosed above. We have been reimbursed for much of the repair costs and expect to receive the remaining amount in 1999. We are also insured for the estimated lost profits caused by the delayed opening.

   The total Bellagio project cost does not include the cost of fine art we acquired for display and resale in the Bellagio Gallery of Fine Art. Our total capital expenditures included $44.4 million in 1998, $150.4 million in 1997 and $39.9 million in 1996 associated with artwork acquisitions. During 1998, we received cash proceeds of $43.6 million from the sale of various works of fine art. This includes the sale of four artworks to our Chairman for a total sales price of $25.6 million, which was the amount we paid for the artworks in the fourth quarter of 1997.

   Capital expenditures during 1998 also include a total of approximately $118.8 million we spent to acquire land on the Las Vegas Strip. This acquisition, together with the $27.6 million we incurred to acquire land on the Strip in 1997 and the $112.0 million we spent to acquire the Boardwalk, completes the assemblage of an approximately 23-acre site at a total cost of $258.4 million. Combined with other land we purchased in 1993, we now own approximately 55 acres for future development with over 1,200 feet of frontage on the Strip between Bellagio and Monte Carlo. We are in the very early design phase for a potential new hotel-casino resort we expect to develop on the site. The design, timing and cost of the new resort are still highly uncertain and will depend on several factors. Among these factors is the market's absorption of Bellagio and the other new resorts on the Las Vegas Strip.

   In April 1998, we received net cash proceeds of approximately $23.5 million from the sale of 16 acres of land to the owner of the upscale retail mall located adjacent to Treasure Island and The Mirage. We previously used the land for off-site parking for employees of both hotel-casinos. To facilitate the land sale, we completed the construction in March 1998 of a new 1,800-space employee parking garage directly behind The Mirage and Treasure Island at a total cost of approximately $12.4 million. The purchaser of the land intends to use it to significantly expand the size of the mall. If completed, the mall expansion should prove beneficial to both The Mirage and Treasure Island. We also sold corporate aircraft in both 1998 and 1997 and received cash proceeds of $20.9 million and $22.8 million, respectively.

   We are currently planning our Company's further expansion in Atlantic City, New Jersey. In January 1998, the City of Atlantic
City deeded to us approximately 180 acres in the Marina area of Atlantic City. Some of the property is undevelopable wetlands, leaving us approximately 120 acres suitable for development. In exchange for the property, we agreed to construct a hotel-casino on the site and perform certain other obligations. We also entered into an agreement with two New Jersey State agencies for the construction and joint funding of road improvements necessary to improve access to the Marina area. As called for by the agreement, in October 1997, we deposited our $110 million portion and one of the State agencies deposited its $125 million portion of the estimated $330 million total cost of the road improvements. The funds were deposited into separate escrow accounts and are restricted for construction of the road improvement project. The other State agency is providing the remaining $95 million cost of the road improvements, of which approximately $88 million had been spent as of March 15, 1999. Groundbreaking on the road improvement project took place on November 4, 1998, and construction is scheduled for completion in May 2001. The road improvements are being constructed under a fixed-price design/build contract.

   We are in the design phase of our planned hotel casino on the Marina site and a budget and construction schedule for the project have not yet been developed. The Marina site was used as a municipal landfill until 1975. As part of our agreement with the City, we agreed to remediate the site. We began remediation work in November 1998 and expect it to take approximately one year to complete. We anticipate the total cost to remediate the site will be approximately $37.5 million. We had spent approximately $2.2 million of this amount at December 31, 1998. Much of the remediation work must be completed before we can begin construction of our new resort.

   We have a joint venture agreement with Boyd for the development of another hotel-casino on a 25-acre portion of the Marina site. The joint venture intends to develop a $750 million entertainment resort with approximately 1,500 hotel rooms that will be connected to our planned wholly owned hotel-casino. We will design and develop the master plan for the Marina site and Boyd will oversee the design and construction of the joint venture resort. Boyd will also operate the joint venture resort upon completion. Under the agreement, we will contribute the 25 acres of land and $60 million in cash to the joint venture. Boyd will contribute $150 million in cash. The joint venture will attempt to obtain acceptable financing for the remaining development cost of the project that will be non-recourse to both our Company and Boyd. If the joint venture obtains the necessary permits and financing, construction of the joint venture resort could begin by late 1999.

   Both our Company and the joint venture must apply for and receive numerous governmental permits and satisfy other conditions before construction of either hotel-casino can begin. In addition, a current Atlantic City hotel-casino operator and others have filed various lawsuits challenging the validity of our agreement with the City and seeking to stop the construction of the road improvements that is now underway. As a result of these factors, we cannot be certain of the ultimate development or timing of construction of the hotel-casinos planned for the Marina site.

   We completed the purchase of Boardwalk on June 30, 1998. As mentioned previously, the purchase required total cash outlays of approximately $112.0 million. We spent approximately $51.9 of this amount in 1997, primarily to acquire certain of Boardwalk's previously issued debt securities.

   In February 1998, we received $394.7 million from the issuance of $200 million principal amount of 6 5/8% notes due in 2005 and an equal principal amount of 6 3/4% notes due in 2008. These notes are the only notes issued to date under a "shelf" registration statement we filed with the Securities and Exchange Commission in October 1997 covering a total of up to $750 million of debt or equity securities or any combination of these securities.

   In August 1997, we received $296.1 million from the issuance of $200 million principal amount of 6 3/4% notes due in 2007 and $100 million principal amount of 7 1/4% debentures due in 2017. We received $247.4 million in October 1996 from the issuance of $250 million principal amount of 7 1/4% notes due in 2006.

   In March 1998, we used bank credit facility and commercial paper borrowings to repay the $133 million principal amount of our zero coupon notes upon maturity and to retire early all $100 million principal amount of our 9 1/4% notes.

   During 1996, we repurchased 6.7 million shares of our common stock at a total cost of $144.2 million. These are substantially all the shares that we have repurchased to date under our existing 10 million-share repurchase program. Repurchase of the almost 3.3 million shares remaining under the program will depend on many factors, including market conditions, other available investments and our financial position.

   We believe our existing cash balances, operating cash flow and available borrowing capacity will provide us with sufficient resources to meet our existing debt obligations and foreseeable capital expenditure requirements.

MARKET RISK

   Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. To date, we have not invested in derivative- or foreign currency-based financial instruments. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under our revolving bank credit facility and commercial paper program.

   The following table provides information about our long-term debt at March 1, 1999.

                                                                Maturity       Face       Carrying    Estimated
                                                                  Date        Amount        Value    Fair Value
                                                               ----------    --------     --------   -----------
                                                                                    (Dollars in millions)
   LIBOR-based bank credit facility borrowings, at a
    weighted average interest rate of approximately            Various to
    5.56%...................................................   May 1999      $1,390.0     $1,390.0     $1,390.0
   Commercial paper notes, at a weighted
    average effective interest rate of                         Various to
    approximately 5.20%.....................................   April 1999       142.0        140.8        140.8
   6 5/8% notes.............................................   Feb. 2005        200.0        199.1        192.7
   7 1/4% notes.............................................   Oct. 2006        250.0        249.7        246.7
   6 3/4% notes.............................................   Aug. 2007        200.0        199.2        189.1
   6 3/4% notes.............................................   Feb. 2008        200.0        199.0        190.5
   7 1/4% debentures........................................   Aug. 2017        100.0         99.7         93.5
   Other notes, at a weighted average                          Various to
    interest rate of approximately 8.8%.....................   Aug. 2010          2.0          2.0          2.0
                                                                             --------     --------     --------
                                                                             $2,484.0     $2,479.5     $2,445.3
                                                                             ========     ========     ========

   There are no principal payments due on our debt securities prior to their maturity.

   At March 16, 1998, the face amount, carrying value and estimated fair value of our long-term debt was approximately $1.6 billion. At that date, our fixed-rate debt consisted of the notes and debentures listed above, and our bank credit facility borrowings totaled $280.0 million at a weighted average interest rate of approximately 5.82%. No borrowings were outstanding under our commercial paper program.

   In March 1997, the availability under our bank credit facility was increased from $1 billion to $1.75 billion and the maturity date was extended from May 1999 to March 2002. Borrowings under the bank credit facility are unsecured and bear interest, at our option, at the prime rate or at a specified premium over the one-, two-, three- or six-month London Interbank Offered Rate, a rate that fluctuates daily. The premium is based on the credit rating of our 7 1/4% notes due October 2006 and our Leverage Ratio (as
defined).       The   premium   is   currently   0.45%   per    annum.
Alternatively, we may request interest rate bids from the participating banks. Outstanding commercial paper borrowings count against the availability under our bank credit facility.
Borrowings under our bank credit facility and commercial paper program are classified as long-term debt because we intend to replace these borrowings as they come due and to have these borrowings outstanding for longer than one year. However, the amount of our outstanding borrowings is expected to fluctuate and may be reduced from time to time. At March 1, 1999, we had combined availability under our bank credit facility and commercial paper program of $218.0 million.

RECENTLY ISSUED ACCOUNTING STATEMENT

   In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 98-5 - Reporting on the Costs of Start-Up Activities ("SOP 98-5"). The provisions of SOP 98-5 are effective for fiscal years beginning after December 15, 1998 and require that, although the interest cost related to new projects shall continue to be capitalized, the other costs associated with start-up activities (including the costs of hiring and training employees, operating marketing and reservation offices and various other costs incurred prior to opening) must be expensed as incurred. We previously capitalized these preopening costs and amortized them over the 60-day period following opening of the related facility.

   Although we disagree with the logic of SOP 98-5, we had no choice but to adopt its provisions effective January 1, 1999 and expensed all capitalized preopening costs relating to Beau Rivage and our Atlantic City projects. These costs, totaling $30.6 million (net of applicable income tax benefit of $16.4 million), will be reflected as a cumulative effect of change in accounting principle in our 1999 first quarter financial statements.

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

   RISK FACTORS

   We are in many ways engaged in a low-technology business. Our casino employees, for example, do not require computers to deal black-jack or spin a roulette wheel. Likewise, our chefs do not require computers to prepare a meal and our housekeepers do not require computers to clean and prepare a guestroom. Slot machines are a type of computer, but there is no date embodied in their basic operation of choosing a random sequence and determining the appropriate payout.

   Nevertheless, we do use computers extensively to assist our employees in providing good service to our guests and to assist us in monitoring our operations. The front desks at our hotels, for example, are highly computerized in order to expedite the check-in and check-out of guests. Similarly, we use computers in the back-of-the-house to facilitate purchasing and maintain inventory records. Our shows and free entertainment attractions also use computers extensively. In our casinos, computers are used to monitor gaming activity and maintain customer records, such as credit availability and points earned by members of our slot clubs.

   Computers on occasion fail, irrespective of the Year 2000 issue. For this reason, where appropriate, we maintain paper and magnetic tape back-ups and our employees are trained in the use of manual procedures. When the front desk computer fails, for example, our employees continue to check guests in and out using manual methods. Many of these incidents occur each year and generally these failures are unnoticed by our guests.

   This is not to imply that there is no risk to us from the Year 2000 issue. The risks could be substantial. Most of our guestrooms, for example, are easily accessed only by elevator, and most elevators incorporate some computer technology. Likewise, our heating, ventilation, life safety and air conditioning systems are highly computerized and, of course, critical to our operations. While some attractions, such as the Bellagio Gallery of Fine Art and The Secret Garden of Siegfried & Roy, would be relatively unaffected by failure of computer technology, other attractions, such as the O, Siegfried & Roy and Mystere shows, could not function without computers. We are also exposed to the risk that one or more of our vendors or suppliers could experience Year 2000 problems that may impact their ability to provide us with goods and services. With respect to the suppliers of many of our goods, we generally have alternative suppliers. However, the disruption of certain services, in particular utilities and financial services, could, depending upon the extent of the disruption, have a material adverse impact on our operations.

   External effects of the Year 2000 issue, such as disruptions in airline service or other domestic or international economic disruptions affecting our customers, could also adversely affect our business. Most of our customers travel in excess of 100 miles to reach our resorts and many of them travel by air. If there is a breakdown of the Federal Aviation Administration's ("FAA") air traffic control system, or if fear of a breakdown discourages customers from traveling, it could impact our operations. Of course, we anticipate that the arrival of the new millennium will result in a great deal of celebration and activity in our hotel-casinos. A minor breakdown or fear of a breakdown in air travel immediately following the New Year's Eve holiday could also result in extended stays by patrons at our facilities. We are not in a position to determine the readiness of the FAA and the airlines with respect to the Year 2000 issue or the impact that this would have on our business.

   STRATEGY

   We have an extensive Year 2000 compliance program and have substantially completed an inventory of our various systems that may be sensitive to the Year 2000 issue. We are prioritizing the importance of these systems to our operations and have formed teams and assigned responsibilities to ensure Year 2000 compliance of all critical systems. Where important to our business and inquiry seems reasonable, we are also contacting third parties to ascertain their Year 2000 readiness. We are developing alternatives, if available, for those third parties where we perceive there could be a problem.

   We have begun testing our systems, but do not yet know precisely how many of the systems are Year 2000 compliant. Our goal is to have all internally developed systems Year 2000 compliant by August 1999 and all vendor-supplied systems compliant by year-end 1999. We have not developed a comprehensive contingency plan. As previously mentioned, however, a number of our critical hotel and casino systems are currently backed up by manual procedures that we use during times of system malfunctions. We will continue to assess the need for a comprehensive contingency plan as we continue to implement our corrective action plan.

   COSTS

   It is difficult to calculate the cost of ensuring that our systems are Year 2000 compliant, in part because there are many different solutions to various Year 2000 situations. In the case of our elevators, for example, we have requested that the third parties with  whom  we  contract for our  elevator  maintenance  inspect  each elevator system, as part of its normal maintenance, for any Year 2000 issues. As another example, we have contracted with a third-party consultant to make our proprietary casino tracking system Year 2000 compliant. At the same time, however, and under the same contract, the consultant is also incorporating several other enhancements to the system.

   During the period from 1997 through 1999, we have installed and will be installing new slot accounting, hotel management and financial accounting systems. Two of these new systems are Year 2000 compliant and the third is expected to be compliant after an upgrade to be supplied by the vendor at no charge. Each of these new systems has numerous enhancements over our prior systems. The total cost of installing these new systems is approximately $20 million, of which we had incurred approximately $10 million through March 1, 1999. We believe that only a small portion of this cost relates directly to the Year 2000 issue. We also believe that we would have installed these systems within this time frame irrespective of the Year 2000 issue. Other than the cost of these new systems, the cost of addressing the Year 2000 issue has not been and is not expected to be material to our financial condition or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We incorporate by reference the information appearing under "Market Risk" in Item 7 of this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Our Consolidated Financial Statements and Notes to Consolidated Financial Statements, referred to in Item 14(a)(1) of this Form 10-K, are included at pages 54 to 74 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   We incorporate by reference the information appearing under "Directors and Executive Officers" in our definitive Proxy Statement for our June 9, 1999 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission in April 1999 (the "Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

   We   incorporate  by  reference  the  information  appearing  under
"Executive Compensation" in the Proxy Statement.

ITEM 12.  SECURITY   OWNERSHIP  OF  CERTAIN   BENEFICIAL   OWNERS  AND
          MANAGEMENT

   We  incorporate by reference the information appearing under "Stock
Ownership   of  Major  Stockholders  and  Management"  in  the   Proxy
Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   We  incorporate  by  reference  the  information  appearing   under
"Compensation Committee Interlocks and Insider Participation" in the Proxy Statement.

                              PART IV

ITEM 14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON
          FORM 8-K

  (a)(1).   FINANCIAL STATEMENTS.

            Included in Part II of this Report:
              Report of Independent Public Accountants
              Consolidated Balance Sheets - December 31, 1998 and 1997 Years ended December 31, 1998, 1997 and 1996
                Consolidated Statements of Income
                Consolidated Statements of Stockholders' Equity
                Consolidated Statements of Cash Flows
              Notes to Consolidated Financial Statements

  (a)(2).   FINANCIAL STATEMENT SCHEDULES.

            Included in Part IV of this Report:
              Years ended December 31, 1998, 1997 and 1996
                Schedule II - Valuation and Qualifying Accounts

   We have omitted schedules other than the one listed above because they are not required or are not applicable, or the required informa-tion is shown in the financial statements or notes to the financial statements.

  (a)(3).   EXHIBITS.

            2.1 Agreement and Plan of Merger, dated December 22, 1997, among the Company, Mirage Acquisition Sub, Inc. and BCI (without schedules). Incorporated by reference to Exhibit 2 to the Schedule 13D, dated December 29, 1997, filed by the Company with respect to BCI (the "Schedule 13D").

            2.2 Agreement, dated December 22, 1997, among the Company, Diversified Opportunities Group Ltd., Jacobs Entertainment Nevada, Inc. and Jeffrey
                      P. Jacobs. Incorporated by reference to Exhibit 5 to the Schedule 13D.

            2.3 Agreement, dated December 22, 1997, between the Company and Avis P. Jansen, individually, as executrix ("Executrix") of the Estate of Norbert
                      W. Jansen and as trustee ("Trustee") for the Jansen Family Trust under an Agreement dated July 14, 1993 (the "Jansen Agreement") (without exhibits). Incorporated by reference to Exhibit 3 to the Schedule 13D.

            2.4 Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of December 22, 1997, between Restaurant Ventures of Nevada, Inc. and Avis Jansen, as Trustee (without exhibits). Incorporated by reference to Exhibit 4 to the
                      Schedule 13D.

            3.1 Restated Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3(i) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1993.

            3.2 Amended and Restated Certificate of Division of Shares into Smaller Denominations Pursuant to N.R.S. Section 78.207 of the Company, filed October 14, 1993. Incorporated by reference to
                      Exhibit 2.2 to Amendment No. 3 to the Company's Registration Statement on Form 8-A dated October 19, 1993.

            3.3 Certificate of Division of Shares into Smaller Denominations Pursuant to N.R.S. Section 78.207 of the Company, filed June 5, 1996. Incorporated by reference to Exhibit 1 to Amendment No. 4 to the Company's Registration Statement on Form 8-A dated June 18, 1996.

            3.4 Amended and Restated Bylaws of the Company ("Bylaws"). Incorporated by reference to Exhibit 99 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994.

            3.5       Amendment to Bylaws, dated February 17, 1999.

            4.1 Indenture, dated as of October 15, 1996, between the Company and Firstar Bank of Minnesota, N.A., as trustee (the "1996 Shelf Indenture"). Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 (the "September 1996 Form 10-Q").

            4.2 Supplemental Indenture, dated as of October 15, 1996, to the 1996 Shelf Indenture, with respect to the Company's 7.25% Senior Notes Due October 15, 2006. Incorporated by reference to Exhibit
                      4.2 to the September 1996 Form 10-Q.

            4.3 Indenture, dated as of August 1, 1997, between the Company and First Security Bank, National Association, as trustee (the "1997 Shelf Indenture"). Incorporated by reference to
                      Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 (the "June 1997 Form 10-Q").

            4.4 Supplemental Indenture, dated as of August 1, 1997, to the 1997 Shelf Indenture, with respect to the Company's 6.75% Notes Due August 1, 2007 and 7.25% Debentures Due August 1, 2017. Incorporated by reference to Exhibit 4.2 to the June 1997 Form 10-Q.

            4.5 Indenture, dated as of February 4, 1998, between the Company and PNC Bank, National Association, as trustee (the "1998 Shelf Indenture"). Incorporated by reference to Exhibit 4(e) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "1997 Form 10-K").

            4.6 Supplemental Indenture, dated as of February 4, 1998 to the 1998 Shelf Indenture, with respect to the Company's 6.625% Notes Due February 1, 2005 and 6.75% Notes Due February 1, 2008. Incorporated by reference to Exhibit 4(f) to the 1997 Form 10-K.

            10.1* Forms of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement. Incorpor-ated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

            10.2* 1983 Stock Option and Stock Appreciation Rights Plan, as amended. Incorporated by reference to Exhibit 4.3 to the Registration Statement filed by the Company on Form S-8 under the Securities Act of 1933 (No. 33-16037) (the "Form S-8").

            10.3* 1984 Stock Option and Stock Appreciation Rights Plan, as amended. Incorporated by reference to
                      Exhibit 4.2 to the Form S-8.

            10.4* 1986 Stock Option and Stock Appreciation Rights Plan, as amended. Incorporated by reference to
                      Exhibit 4.1 to the Form S-8.

            10.5* 1992 Stock Option and Stock Appreciation Rights Plan. Incorporated by reference to Exhibit 10(n) to the Company's Annual Report on Form
                      10-K for the fiscal year ended December 31, 1991.

            10.6* 1993 Stock Option and Stock Appreciation Rights Plan. Incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (the "1992 Form 10-K").

            10.7* Amended and Restated 1992 Non-Employee Director Stock Option Plan. Incorporated by reference to
                      Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996.

            10.8 Easement, dated December 28, 1990, from MH, INC. in favor of Stephen A. Wynn. Incorporated by reference to Exhibit 10(ll) to Amendment No. 1 to the Registration Statement filed by GNS FINANCE CORP. and MCH on Form S-1 under the Securities Act of 1933 (No. 33-38496).

            10.9* Employment Agreement, dated as of August 18, 1992, between the Company and Frank Visconti. Incorporated by reference to Exhibit 19.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1992.

            10.10* Employment Agreement, dated December 16, 1992, between the Company and Stephen A. Wynn. Incorporated by reference to Exhibit 10(zz) to the 1992 Form 10-K.

            10.11 Lease, dated September 4, 1962, and Agreement, dated March 25, 1975, between the Trustees of the Fraternal Order of Eagles, Las Vegas Aerie 1213, and the Company. Incorporated by reference to Exhibit 10(c) to the Registration Statement filed by GNLV FINANCE CORP. and GNLV on Form S-1 under the Securities Act of 1933 (No. 33-5694) (the "GNLV Form S-1").

            10.12 Lease Agreement, dated July 1, 1973, and Amend-ment to Lease, dated February 27, 1979, between First National Bank of Nevada, Trustee under Private Trust No. 87, and the Company.
                      Incorporated by reference to Exhibit 10(d) to the GNLV Form S-1.

            10.13 Lease, dated April 30, 1976, between Elizabeth Properties Trust, Elizabeth Zahn, Trustee, and the Company. Incorporated by reference to
                      Exhibit 10(e) to the GNLV Form S-1.

            10.14 Joint Venture Agreement of Victoria Partners, dated as of December 9, 1994, among MRGS, Gold Strike L.V. and the Company (without exhibit) (the "Joint Venture Agreement"). Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated December 9, 1994 (the "December 1994 Form 8-K").

            10.15 Reducing Revolving Loan Agreement, dated as of December 21, 1994, among Victoria Partners, each Bank party thereto, The Long-Term Credit Bank of Japan, Ltd., Los Angeles Agency and Societe Generale, as Co-Agents, and Bank of America National Trust and Savings Association, as Administrative Agent (without schedules or exhibits) (the "Victoria Partners Loan Agree-ment"). Incorporated by reference to Exhibit
                      99.2 to Amendment No. 1 to the December 1994 Form 8-K on Form 8-K/A.

            10.16 Amendment No. 1 to the Victoria Partners Loan Agreement, dated as of January 31, 1995. Incorporated by reference to Exhibit 10(uu) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

            10.17* 1995 Stock Option and Stock Appreciation Rights Plan. Incorporated by reference to Exhibit A to the Company's definitive Proxy Statement filed on April 18, 1995 under cover of Schedule 14A.

            10.18 Amendment No. 1 to the Joint Venture Agreement, dated as of April 17, 1995. Incorporated by reference to Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995 (the "March 1995 Form 10-Q").

            10.19 Amended and Restated Lease, dated as of April 26, 1995, between MKB Company and Beau Rivage (without exhibits). Incorporated by reference to Exhibit 10(e) to the March 1995 Form 10-Q.

            10.20 Amendment No. 2 to the Victoria Partners Loan Agreement, dated as of June 30, 1995 (without exhibit). Incorporated by reference to Exhibit
                      10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995 (the "June 1995 Form 10-Q").

            10.21 Amendment No. 3 to the Victoria Partners Loan Agreement, dated as of July 28, 1995. Incorpor-ated by reference to Exhibit 10.3 to the June 1995 Form 10-Q.

            10.22 Amendment No. 2 to the Joint Venture Agreement, dated as of September 25, 1995. Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995.

            10.23 Amendment No. 4 to the Victoria Partners Loan Agreement, dated as of October 16, 1995. Incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of Circus (Commission File No. 01-8570) for the fiscal quarter ended October 31, 1995.

            10.24* Executive Medical Reimbursement Plan. Incorpor-ated by reference to Exhibit 10(hhh) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "1995 Form 10-K").

            10.25 Amendment No. 3 to the Joint Venture Agreement, dated as of February 28, 1996. Incorporated by reference to Exhibit 10(nnn) to the 1995 Form 10-K.

            10.26 An Agreement Between the City of Atlantic City and Mirage Resorts, Incorporated for the Development of the Huron North Redevelopment Area, dated May 3, 1996 (without exhibits). Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996 (the "March 1996 Form 10-Q").

            10.27 Completion Guaranty by the Company in favor of the City of Atlantic City, dated as of May 3, 1996. Incorporated by reference to Exhibit
                      10.2 to the March 1996 Form 10-Q.

            10.28 Amendment No. 4 to the Joint Venture Agreement, dated as of May 29, 1996. Incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q of Circus for the fiscal quarter ended April 30, 1996.

            10.29 Amendment No. 5 to the Victoria Partners Loan Agreement, dated as of August 1, 1996. Incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of Circus for the fiscal quarter ended July 31, 1996.

            10.30 Road Development Agreement, dated as of January 10, 1997, among the Company, the State of New Jersey (the "State") and South Jersey Transpor-tation Authority ("SJTA") (without schedules or exhibits), and Assignment and Assumption Agreement, dated as of January 10, 1997, between the Company and Atlandia Design and Furnishings Inc. ("Atlandia"). Incorporated by reference to Exhibit 99 to the Company's Current Report on Form 8-K dated January 10, 1997.

            10.31* Non-Qualified Deferred Compensation Plan, dated as of February 1, 1997. Incorporated by reference to Exhibit 10(ccc) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "1996 Form 10-K").

            10.32*    Directors'  Deferred  Fee  Plan,   dated  as  of
                      February 1,  1997.  Incorporated by reference to
                      Exhibit 10(ddd) to the 1996 Form 10-K.

            10.33* First Amendment to Non-Qualified Deferred Compensation Plan, dated February 28, 1997. Incorporated by reference to Exhibit 10(eee) to the 1996 Form 10-K.

            10.34* First Amendment to Directors' Deferred Fee Plan, dated February 28, 1997. Incorporated by refer-ence to Exhibit 10(fff) to the 1996 Form 10-K.

            10.35 Amended and Restated Loan Agreement, dated as of March 7, 1997, among the Company, the Banks named therein, BancAmerica Securities, Inc., CIBC Wood Gundy Securities Corp., J.P. Morgan Securities Inc. and Societe Generale, as Co-Arrangers, Bankers Trust Company, The Bank of New York, The Bank of Nova Scotia, Commerzbank Aktiengesellschaft, Credit Lyonnais, The Long-Term Credit Bank of Japan, Ltd., Los Angeles Agency, PNC Bank, National Association and Westdeutsche Landesbank Girozentrale, as Co-Agents, Bank of America National Trust and Savings Association, as Administrative Agent, and Morgan Guaranty Trust Company of New York, as Documentation Agent (without schedules or exhibits) (the "Amended and Restated Loan Agreement"). Incorporated by reference to Exhibit 10(ggg) to the 1996 Form 10-K.

            10.36 Amendment No. 6 to the Victoria Partners Loan Agreement, dated as of April 2, 1997. Incorpor-ated by reference to Exhibit 10(ccc) to the Annual Report on Form 10-K of Circus for the fiscal year ended January 31, 1997.

            10.37 Issuing and Paying Agency Agreement, dated July 24, 1997, between the Company and First Trust of New York, National Association (without exhibit). Incorporated by reference to Exhibit
                      10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 (the "September 1997 Form 10-Q").

            10.38     Form  of  Series A Commercial Paper Note of  the
                      Company.   Incorporated by reference to  Exhibit
                      10.2 to the September 1997 Form 10-Q.

            10.39 Commercial Paper Dealer Agreement, dated July 24, 1997, between the Company and BancAmerica Securities, Inc. (without exhibits). Incorpor-ated by reference to Exhibit 10.3 to the September 1997 Form 10-Q.

            10.40 Commercial Paper Dealer Agreement, dated July 24, 1997, between the Company and Credit Suisse First Boston Corporation (without exhibits). Incorporated by reference to Exhibit 10.4 to the September 1997 Form 10-Q.

            10.41 Commercial Paper Dealer Agreement, dated July 24, 1997, between the Company and Morgan Stanley & Co. Incorporated (without exhibits). Incorporated by reference to Exhibit 10.5 to the September 1997 Form 10-Q.

            10.42 Commercial Paper Dealer Agreement, dated July 24, 1997, between the Company and Goldman, Sachs & Co. (without exhibits). Incorporated by reference to Exhibit 10.6 to the September 1997 Form 10-Q.

            10.43 First Amendment to Road Development Agreement, dated as of July 31, 1997, among the State, SJTA and Atlandia. Incorporated by reference to Exhibit 10.7 to the September 1997 Form 10-Q.

            10.44* Letter agreement, dated September 16, 1997, between the Company and Frank Visconti. Incorporated by reference to Exhibit 10.8 to the September 1997 Form 10-Q.

            10.45 Amendment No. 1 to Amended and Restated Loan Agreement, dated as of September 19, 1997. Incorporated by reference to Exhibit 10.9 to the September 1997 Form 10-Q.

            10.46 Second Amendment to Road Development Agreement, dated as of October 10, 1997, among the State, SJTA and Atlandia (without schedules or exhibits). Incorporated by reference to Exhibit
                      10.10 to the September 1997 Form 10-Q.

            10.47 Letter agreement, dated March 12, 1998, between Bellagio and Stephen A. Wynn (with exhibit). Incorporated by reference to Exhibit 10(ccc) to the 1997 Form 10-K.

            10.48 Design/Build Contract, dated September 8, 1997, between Atlandia and Yonkers Contracting Company, Inc./Granite Construction Company, a Joint Venture (with appendices). Incorporated by reference to Exhibit 10.13 to the September 1997 Form 10-Q.

            10.49 Escrow Fund Agreement, dated as of October 10, 1997, among CoreStates Bank, N.A., as Escrow Agent, Atlandia, the State and SJTA (without schedules). Incorporated by reference to Exhibit
                      10.14 to the September 1997 Form 10-Q.

            10.50 Bond Purchase Agreement, dated October 10, 1997, between the Company and SJTA (without exhibit). Incorporated by reference to Exhibit 10.15 to the September 1997 Form 10-Q.

            10.51 Donation Agreement, dated as of October 10, 1997, between the Casino Reinvestment Develop-ment Authority and MAC, CORP. (without exhibits). Incorporated by reference to Exhibit
                      10.16 to the September 1997 Form 10-Q.

            10.52 Agreement, dated as of July 3, 1996, between Beau Rivage Construction (a Division of Beau Rivage Resorts, Inc.) and W.G. Yates & Sons Construction Co. (without schedules). Incorporated by reference to Exhibit 10(jjj) to the 1997 Form 10-K.

            10.53* Employment Agreement, dated as of July 16, 1997, between the Company and Daniel R. Lee (with exhibits). Incorporated by reference to Exhibit 10(kkk) to the 1997 Form 10-K.

            10.54 First Amendment to Jansen Agreement, dated as of January 30, 1998, between the Company and Avis
                      P. Jansen, individually, as Executrix and as Trustee. Incorporated by reference to Exhibit 10(mmm) to the 1997 Form 10-K.

            10.55 An Amendment to the May 3, 1996 Agreement Between the City of Atlantic City and Mirage Resorts, Incorporated for the Development of the Huron North Redevelopment Area, dated January 8, 1998 (without exhibits). Incorporated by reference to Exhibit 10(nnn) to the 1997 Form 10-K.

            10.56 Letter agreement, dated January 14, 1998, between Bellagio and Stephen A. Wynn (with exhibits). Incorporated by reference to Exhibit 10(ooo) to the 1997 Form 10-K.

            10.57* Second Amendment to Non-Qualified Deferred Compensation Plan, dated as of February 1, 1998. Incorporated by reference to Exhibit 10(ppp) to the 1997 Form 10-K.

            10.58* Second Amendment to Directors' Deferred Fee Plan, dated as of February 1, 1998. Incorpor-ated by reference to Exhibit 10(qqq) to the 1997 Form 10-K.

            10.59*    1998 Stock Option and Stock  Appreciation Rights
                      Plan.   Incorporated  by  reference  to  Exhibit
                      10(rrr) to the 1997 Form 10-K.

            10.60 Second Amendment to Jansen Agreement, dated as of March 13, 1998, between the Company and Avis
                      P. Jansen, individually, as Executrix and as Trustee. Incorporated by reference to Exhibit
                      10.1  to the Company's  Quarterly Report on Form
                      10-Q for the fiscal quarter ended March 31, 1998 (the "March 1998 Form 10-Q").

            10.61 Amendment No. 7 to Victoria Partners Loan Agreement, dated as of January 12, 1998 (without schedule). Incorporated by reference to Exhibit 10.2 to the March 1998 Form 10-Q.

            10.62 Letter agreement, dated April 21, 1998, between Bellagio and Stephen A. Wynn. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998 (the "June 1998 Form 10-Q").

            10.63 Amendment No. 2 to Amended and Restated Loan Agreement, dated as of June 19, 1998. Incorporated by reference to Exhibit 10.2 to the June 1998 Form 10-Q.

            10.64 Agreement Between Owner and Construction Manager for Construction Management Services, dated as of November 1, 1997, between Tishman Construc-tion Corporation of New Jersey and MAC, CORP. Construction. Incorporated by reference to
                      Exhibit 10.3 to the June 1998 Form 10-Q.

            10.65 Amended and Restated Joint Venture Agreement of Stardust A.C., dated as of July 14, 1998, between MAC, CORP. and Boyd Atlantic City, Inc. Incorporated by reference to Exhibit
                      10.55 to the Quarterly Report on Form 10-Q of Boyd (Commission File No. 01-12168) for the fiscal quarter ended June 30, 1998.

            10.66 Letter agreement, dated July 31, 1998, between Bellagio and Stephen A. Wynn. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998 (the "September 1998 Form 10-Q").

            10.67 Letter agreement, dated August 17, 1998, between Bellagio and Stephen A. Wynn. Incorporated by reference to Exhibit 10.2 to the September 1998 Form 10-Q.

            10.68 Letter agreement, dated September 1, 1998, between Bellagio and Stephen A. Wynn. Incorpor-ated by reference to Exhibit 10.3 to the September 1998 Form 10-Q.

            10.69 Purchase and Sale Agreement (with Option), dated as of August 12, 1998, between The April Cook Companies and RZ Corporation (without exhibits) (the "Purchase and Sale Agreement"). Incorpor-ated by reference to Exhibit 10.4 to the September 1998 Form 10-Q.

            10.70 First Amendment to Purchase and Sale Agreement, dated as of August 24, 1998 (without exhibit). Incorporated by reference to Exhibit
                      10.5 to the September 1998 Form 10-Q.

            10.71 Second Amendment to Purchase and Sale Agreement, dated as of August 30, 1998 (without exhibit). Incorporated by reference to Exhibit 10.6 to the September 1998 Form 10-Q.

            10.72     Letter   agreement,  dated   December  31, 1998,
                      between Bellagio and Stephen A. Wynn (with exhibit).

            10.73 Letter agreement, dated January 7, 1999, between Bellagio and Stephen A. Wynn.

            10.74*    1999 Cash Bonus Plan.

            10.75 Amendment No. 3 to Amended and Restated Loan Agreement, dated as of December 17, 1998.

            10.76 Amended and Restated Third Amendment to Road Development Agreement, dated as of February 1, 1999, among the State, SJTA and AC Holding Corp.

            10.77 A Second Amendment to the May 3, 1996 Agreement Between the City of Atlantic City and Mirage Resorts, Incorporated for the Development of the Huron North Redevelopment Area, dated December 15, 1998.

            10.78* Third Amendment to Non-Qualified Deferred Comp-ensation Plan, dated as of February 15, 1999.

            10.79* Third Amendment to Directors' Deferred Fee Plan, dated as of February 15, 1999.

            10.80 A Third Amendment to the May 3, 1996 Agreement Between the City of Atlantic City and Mirage Resorts, Incorporated for the Development of the Huron North Redevelopment Area, dated January 13, 1999 (without exhibits).

            10.81 First Amendment to Amended and Restated Joint Venture Agreement, dated as of September 10, 1998, between MAC, CORP. and Boyd Atlantic City, Inc.

            21        List of subsidiaries of the Company.

            23        Consent of Arthur Andersen LLP.

            27        Financial Data Schedule.

---------------
*Constitutes a management contract or compensatory plan or arrangement.

  (b).      REPORTS ON FORM 8-K.

                We filed no reports on Form 8-K during the three-month period ended December 31, 1998.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Directors and Stockholders
of Mirage Resorts, Incorporated


   We have audited the accompanying consolidated balance sheets of Mirage Resorts, Incorporated (a Nevada corporation) and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 1998, 1997 and 1996. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mirage Resorts, Incorporated and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years ended December 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.

   Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule of Valuation and Qualifying Accounts for the years ended
December 31, 1998, 1997 and 1996 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                   ARTHUR ANDERSEN LLP

Las Vegas, Nevada
February 22, 1999

                              MIRAGE RESORTS, INCORPORATED

                              CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                        ASSETS

                                                                    AT DECEMBER 31
                                                              --------------------------
                                                                 1998            1997
                                                              ----------      ----------
CURRENT ASSETS
 Cash and cash equivalents..................................  $   74,814      $   99,337
 Trade receivables, net of allowance for doubtful
   accounts of $40,480 and $42,477..........................     118,125         101,635
 Other receivables..........................................      41,111          22,203
 Inventories................................................      74,195          29,179
 Preopening costs...........................................      24,718          14,603
 Deferred income taxes......................................      23,180          16,047
 Prepaid expenses and other.................................      42,334          17,918
                                                              ----------      ----------
          Total current assets..............................     398,477         300,922
Property and equipment, net.................................   3,290,189       1,455,125
Construction in progress....................................     539,530       1,261,084
Other assets, net...........................................     302,006         330,219
                                                              ----------      ----------
                                                              $4,530,202      $3,347,350
                                                              ==========      ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Trade accounts payable.....................................  $  129,592      $   93,052
 Construction payables......................................      42,859          58,941
 Accrued payroll............................................      55,200          46,800
 Accrued interest...........................................      39,842          17,809
 Other accrued expenses.....................................      60,633          39,858
 Current maturities of long-term debt.......................         404             927
                                                              ----------      ----------
          Total current liabilities.........................     328,530         257,387
Long-term debt, net of current maturities...................   2,378,507       1,396,728
Other liabilities, including deferred income taxes of
  $207,063 and $167,415..  .................................     221,328         180,751
                                                              ----------      ----------
          Total liabilities.................................   2,928,365       1,834,866
                                                              ----------      ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Common stock, par value $0.004: authorized 1,125,000,000
   shares; issued 235,147,650 shares; outstanding
   180,119,931 and 179,421,822 shares.......................         940             940
 Additional paid-in capital.................................     738,665         734,547
 Retained earnings..........................................   1,145,497       1,063,793
 Treasury stock, at cost: 55,027,719 and
   55,725,828 shares........................................    (283,265)       (286,796)
                                                              ----------      ----------
          Total stockholders' equity........................   1,601,837       1,512,484
                                                              ----------      ----------
                                                              $4,530,202      $3,347,350
                                                              ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                    MIRAGE RESORTS, INCORPORATED

                                  CONSOLIDATED STATEMENTS OF INCOME
                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   YEAR ENDED DECEMBER 31
                                                         -----------------------------------------
                                                            1998            1997           1996
                                                         ----------      ----------     ----------
REVENUES
  Casino...............................................  $  821,964      $  784,512     $  752,914
  Rooms................................................     329,873         297,885        303,566
  Food and beverage....................................     257,373         218,974        224,430
  Entertainment........................................     106,803          97,924         94,361
  Retail...............................................      76,313          65,703         66,187
  Other................................................      57,391          51,450         45,626
  Equity in earnings of Monte Carlo....................      27,179          29,601          9,273
                                                         ----------      ----------     ----------
                                                          1,676,896       1,546,049      1,496,357
  Less - promotional allowances........................    (153,167)       (127,498)      (128,813)
                                                         ----------      ----------     ----------
                                                          1,523,729       1,418,551      1,367,544
                                                         ----------      ----------     ----------
COSTS AND EXPENSES
  Casino...............................................     453,691         414,482        384,301
  Rooms................................................     105,459          88,705         88,602
  Food and beverage....................................     177,696         143,069        142,549
  Entertainment........................................      88,739          77,377         75,507
  Retail...............................................      53,437          44,068         43,238
  Other................................................      30,984          26,487         24,911
  Provision for losses on receivables..................      27,677          19,213         14,480
  General and administrative...........................     191,377         161,960        163,045
  Depreciation and amortization........................     105,298          87,956         86,661
  Preopening expense...................................      88,313               -              -
  Corporate expense....................................      48,953          29,193         31,580
                                                         ----------      ----------     ----------
                                                          1,371,624       1,092,510      1,054,874
                                                         ----------      ----------     ----------
OPERATING INCOME.......................................     152,105         326,041        312,670
                                                         ----------      ----------     ----------

OTHER INCOME AND (EXPENSE)
  Interest cost........................................    (130,598)        (70,350)       (31,106)
  Interest capitalized.................................      97,870          62,673         24,281
  Other, including interest income.....................      15,801           6,715         12,563
                                                         ----------      ----------     ----------
                                                            (16,927)           (962)         5,738
                                                         ----------      ----------     ----------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM......     135,178         325,079        318,408
  Provision for income taxes...........................     (49,953)       (115,276)      (112,363)
                                                         ----------      ----------     ----------
INCOME BEFORE EXTRAORDINARY ITEM.......................      85,225         209,803        206,045
  Extraordinary item - loss on early retirements of
    debt, net of applicable income tax benefit.........      (3,521)         (2,225)             -
                                                         ----------      ----------     ----------
NET INCOME.............................................  $   81,704      $  207,578     $  206,045
                                                         ==========      ==========     ==========

INCOME PER SHARE OF COMMON STOCK
  Income before extraordinary item
    Basic..............................................  $     0.47      $     1.17     $     1.13
    Diluted............................................        0.45            1.09           1.05

  Net income
    Basic..............................................  $     0.45      $     1.16     $     1.13
    Diluted............................................        0.43            1.08           1.05

      The accompanying notes are an integral part of these consolidated financial statements.

                                        MIRAGE RESORTS, INCORPORATED

                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                           (DOLLARS IN THOUSANDS)

                                      COMMON STOCK
                                 ---------------------    ADDITIONAL
                                    SHARES        PAR      PAID-IN       RETAINED     TREASURY
                                 OUTSTANDING     VALUE     CAPITAL       EARNINGS       STOCK         TOTAL
                                 -----------     -----     --------     ----------    ----------   ----------
BALANCES, JANUARY 1, 1996......  183,341,494     $ 940     $710,816     $  650,170    $(152,583)   $1,209,343
  Exercise of common
    stock options..............    1,677,550         -        3,418              -        5,297         8,715
  Tax benefit from stock
    option exercises...........            -         -       10,137              -            -        10,137
  Repurchases of common
    stock......................   (6,683,129)        -            -              -     (144,226)     (144,226)
  Other........................            -         -          869              -            -           869
  Net income...................            -         -            -        206,045            -       206,045
                                 -----------     -----     --------     ----------    ---------    ----------

BALANCES, DECEMBER 31, 1996....  178,335,915       940      725,240        856,215     (291,512)    1,290,883
  Exercise of common
    stock options..............    1,136,888         -          369              -        5,842         6,211
  Tax benefit from stock
    option exercises...........            -         -        6,580              -            -         6,580
  Repurchases of common
    stock......................      (50,981)        -            -              -       (1,126)       (1,126)
  Other........................            -         -        2,358              -            -         2,358
  Net income...................            -         -            -        207,578            -       207,578
                                 -----------     -----     --------     ----------    ---------    ----------

BALANCES, DECEMBER 31, 1997....  179,421,822       940      734,547      1,063,793     (286,796)    1,512,484
  Exercise of common
    stock options..............      701,500         -          629              -        3,605         4,234
  Tax benefit from stock
    option exercises...........            -         -        3,258              -            -         3,258
  Repurchases of common
    stock......................       (3,391)        -            -              -          (74)          (74)
  Other........................            -         -          231              -            -           231
  Net income...................            -         -            -         81,704            -        81,704
                                 -----------     -----     --------     ----------    ---------    ----------
BALANCES, DECEMBER 31, 1998....  180,119,931     $ 940     $738,665     $1,145,497    $(283,265)   $1,601,837
                                 ===========     =====     ========     ==========    =========    ==========

          The accompanying notes are an integral part of these consolidated financial statements.

                                              MIRAGE RESORTS, INCORPORATED

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (IN THOUSANDS)

                                                                                          YEAR ENDED DECEMBER 31
                                                                                 --------------------------------------
                                                                                     1998          1997          1996
                                                                                 -----------   -----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income..................................................................  $    81,704    $   207,578    $ 206,045
  Adjustments to reconcile net income to net cash provided by operating activities
      Provision for losses on receivables.....................................       27,677         19,213       14,480
      Depreciation and amortization of property and equipment,
        including amounts reported as corporate expense.......................      119,855         97,533       93,319
      Preopening expense......................................................       88,313              -            -
      Earnings in excess of distributions from Monte Carlo....................       (6,279)       (29,601)      (9,273)
      Amortization of debt discount and issuance costs........................        4,472         14,778       14,514
      Loss on early retirements of debt.......................................        5,418          3,422            -
      Deferred income taxes...................................................        4,851         15,076       30,230
      Other adjustments.......................................................       (2,442)         1,313       (8,266)
      Changes in working capital, excluding the effect of the Boardwalk acquisition and other non-operating activities
         Increase in trade receivables........................................      (43,330)       (50,652)      (7,817)
         Increase in inventories..............................................      (45,016)        (1,625)      (1,953)
         (Increase) decrease in other current assets..........................      (31,680)         4,729      (16,064)
         Increase in trade accounts payable and accrued expenses..............       83,637         10,996       16,665
                                                                                -----------    -----------    ---------
               Net cash provided by operating activities......................      287,180        292,760      331,880
                                                                                -----------    -----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Preopening costs............................................................     (102,306)       (22,220)      (8,665)
  Capital expenditures........................................................   (1,160,348)    (1,058,900)    (407,276)
  Net increase in construction deposits.......................................      (19,375)      (111,665)      (5,970)
  Increase (decrease) in construction payables................................      (16,082)        27,452       27,511
  Proceeds from sales of property and equipment...............................       99,077         30,825        5,121
  Boardwalk acquisition costs, net of cash acquired...........................      (55,562)       (51,917)           -
  Joint venture and other investments.........................................      (14,510)        (2,490)     (23,976)
  Proceeds from sale of joint venture interest and other investments..........            -              -       30,627
  Other investing activities..................................................      (18,623)        (6,309)        (741)
                                                                                -----------    -----------    ---------
               Net cash used for investing activities.........................   (1,287,729)    (1,195,224)    (383,369)
                                                                                -----------    -----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in bank credit facility and commercial
    paper borrowings..........................................................      817,205        612,795      (41,882)
  Issuance of long-term debt..................................................      394,728        296,052      247,387
  Retirement of long-term debt................................................     (237,110)             -            -
  Repurchases of common stock.................................................          (74)        (1,126)    (144,226)
  Exercise of common stock options, including related income
    tax benefit...............................................................        7,492         12,791       18,852
  Other financing activities..................................................       (6,215)          (619)       5,240
                                                                                -----------    -----------    ---------
               Net cash provided by financing activities......................      976,026        919,893       85,371
                                                                                -----------    -----------    ---------

CASH AND CASH EQUIVALENTS
  Increase (decrease) for the year............................................       (24,523)       17,429       33,882
  Balance, beginning of year..................................................        99,337        81,908       48,026
                                                                                ------------   -----------    ---------
  Balance, end of year........................................................  $     74,814   $    99,337    $  81,908
                                                                                ============   ===========    =========
SUPPLEMENTAL CASH FLOW DISCLOSURES
  Cash paid during the year for
    Interest, net of amounts capitalized......................................  $      6,223   $         -    $       -
    Income taxes, net of refunds..............................................        41,000        72,000       93,000

                The accompanying notes are an integral part of these consolidated financial statements.

                  MIRAGE RESORTS, INCORPORATED

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION. Mirage Resorts, Incorporated (the "Company"), a Nevada corporation, through wholly owned subsidiaries, owns and operates some of the world's most successful casino-based entertainment resorts. These resorts include Bellagio (which opened on October 15, 1998), The Mirage and Treasure Island, all located on the Las Vegas Strip. The Company also owns the Golden Nugget, located in downtown Las Vegas, and Golden Nugget-Laughlin, located along the Colorado River in Laughlin, Nevada. The Company's newest resort, Beau Rivage, opened on March 16, 1999. Beau Rivage is a luxurious 1,780-guestroom beachfront resort located on an approximately 36-acre site where Interstate 110 meet the Gulf Coast in Biloxi, Mississippi.

   The Company is also a 50% partner in a joint venture that owns and operates the Monte Carlo Resort & Casino on the Las Vegas Strip ("Monte Carlo"). Additionally, as discussed in Note 2, on June 30, 1998, the Company acquired the Holiday Inn - Registered Trademark - Casino Boardwalk on the Las Vegas Strip.

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

   CASINO REVENUES AND PROMOTIONAL ALLOWANCES. The Company recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. Revenues include the estimated retail value of rooms, food and beverage and other goods and services provided to customers on a complimentary basis as follows:

                                          YEAR ENDED DECEMBER 31
                                    --------------------------------
                                       1998        1997        1996
                                    --------    --------    --------
    Rooms.........................  $ 65,399    $ 55,153    $ 55,125
    Food and beverage.............    79,629      64,575      66,424
    Other.........................     8,139       7,770       7,264
                                    --------    --------    --------
                                    $153,167    $127,498    $128,813
                                    ========    ========    ========

   After being included in gross revenues, such amounts are then deducted as promotional allowances. The estimated costs of providing these promotional allowances, totaling $112.9 million in 1998, $90.2 million in 1997 and $88.3 million in 1996, have been classified primarily as casino costs and expenses.

   CASH AND CASH EQUIVALENTS. The Company classifies as cash equivalents all highly liquid debt instruments with a maturity of three months or less when purchased. Cash equivalents are carried at cost, which approximates fair value.

   CONCENTRATIONS   OF  CREDIT  RISK.    Financial  instruments   that
potentially subject the Company to concentrations of credit risk consist principally of short-term investments and receivables.

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

   The Company extends credit to some casino patrons, but only following background checks and investigations of creditworthiness. At December 31, 1998, a substantial portion of the receivables was due from foreign customers. Business or economic conditions or other significant events in the countries in which such customers reside could affect the collectibility of these receivables.

   The Company maintains an allowance for doubtful accounts to reduce its receivables to their carrying amount, which approximates fair value. Management believes that as of December 31, 1998, no significant concentrations of credit risk existed for which an allowance had not already been determined and recorded.

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

   CAPITALIZED INTEREST. Interest cost associated with major construction projects is capitalized. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using the weighted-average cost of the Company's outstanding borrowings. The amount of interest capitalized in any accounting period cannot exceed the Company's total interest cost in such period. Capitalization of interest ceases when the project is substantially complete.

   PREOPENING EXPENSE. Preopening expense primarily represents direct personnel and other costs incurred prior to the opening of a new hotel-casino. In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 98-5 - REPORTING ON THE COSTS OF START-UP ACTIVITIES ("SOP 98-5"). The provisions of SOP 98-5 are effective for fiscal years beginning after December 15, 1998 and require that the costs associated with start-up activities (including preopening costs of casinos) be expensed as incurred. The Company previously capitalized preopening costs and amortized such costs over the 60-day period following opening of the related facility. As a result, all $88.3 million of Bellagio's preopening costs were fully amortized to expense in the 1998 fourth quarter.

   As required, the Company adopted the provisions of SOP 98-5 effective January 1, 1999 and expensed all capitalized preopening costs relating to its Beau Rivage and Atlantic City projects. Such costs, totaling $30.6 million (net of applicable income tax benefit of $16.4 million), will be reflected as a cumulative effect of change in accounting principle in the Company's 1999 first quarter financial statements.

   DEBT DISCOUNT AND ISSUANCE COSTS. Debt discount and issuance costs are capitalized and amortized to expense based on the terms of the related debt agreements using the effective interest method.

   CORPORATE EXPENSE. Corporate expense represents unallocated payroll costs, professional fees, costs associated with operating and maintaining the Company's aircraft and various other expenses not directly related to operating the Company's hotel-casinos. Corporate expense also includes the costs associated with the Company's evaluation and pursuit of new gaming opportunities. Such costs are expensed as incurred until construction of a project has become relatively certain.

   INCOME PER SHARE OF COMMON STOCK.   The weighted-average number  of
common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:


                                                                  YEAR ENDED DECEMBER 31
                                                         -----------------------------------------
                                                            1998           1997           1996
                                                         -----------    -----------    -----------
    Weighted-average common shares outstanding
      (used in the computation of basic earnings
       per share).....................................   179,679,123    178,816,348    182,988,904
    Potential dilution from the assumed exercise
      of common stock options.........................    11,285,181     13,719,527     13,694,408
                                                         -----------    -----------    -----------
    Weighted average common and common equivalent
      shares (used in the computation of diluted
      earnings per share).............................   190,964,304    192,535,875    196,683,312
                                                         ===========    ===========    ===========

   Stock options having an exercise price greater than the average market price of the underlying common stock during the period are excluded from the computation of diluted earnings per share. As a result, a weighted average of approximately 7,260,000 stock options was excluded from the computation during 1998. The number of stock options excluded from the computations for 1997 and 1996 was not material.

   RECLASSIFICATIONS. Certain amounts in the 1997 and 1996 consolidated financial statements have been reclassified to conform to the 1998 presentation. These reclassifications had no effect on the Company's net income.

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

NOTE 2 - ACQUISITION OF BOARDWALK CASINO, INC.

   On June 30, 1998, the Company, through a wholly owned subsidiary, completed the acquisition of Boardwalk Casino, Inc. ("Boardwalk") and certain related assets for a total price of approximately $112.0 million in cash. Approximately $51.9 million of this amount was expended in 1997. Boardwalk owns and operates the Holiday Inn - Registered Trademark - Casino Boardwalk located on the Las Vegas Strip. The facility includes 654 hotel rooms and 32,000 square feet of casino space.

   The Boardwalk acquisition was accounted for pursuant to the pur-chase method, with approximately $145.9 million allocated to the assets acquired and approximately $33.9 million to the liabilities assumed (including $4.1 million of accounts payable and accrued liabilities and $27.7 million of deferred income taxes) based upon their respective estimated fair values.

   Combined with adjacent land owned by the Company, the Boardwalk acquisition provides an approximately 55-acre site for future development with over 1,200 feet of frontage on the Las Vegas Strip between Bellagio and Monte Carlo. The Company is in the very early design phase for a potential new hotel-casino resort expected to be developed on the site. The design, timing and cost of any such future development, however, are still highly uncertain. Boardwalk is being accounted for as an incidental operation. Under this method, Boardwalk's operations are excluded from the Company's consolidated operating results and its net income is recorded as a reduction in the carrying value of the land.

NOTE 3 - PROPERTY AND EQUIPMENT

  Property and equipment consisted of the following:

                                                    AT DECEMBER 31
                                               ------------------------
                                                  1998          1997
                                               ----------    ----------
     Land....................................  $  607,318    $  330,015
     Land improvements.......................     183,635       125,523
     Buildings...............................   1,954,400       946,464
     Furniture, fixtures and equipment.......   1,277,868       686,686
                                               ----------    ----------
                                                4,023,221     2,088,688
     Less accumulated depreciation...........    (733,032)     (633,563)
                                               ----------    ----------
                                               $3,290,189    $1,455,125
                                               ==========    ==========

NOTE 4 - OTHER ASSETS, NET

  Other assets, net consisted of the following:

                                                    AT DECEMBER 31
                                               ------------------------
                                                  1998          1997
                                               ----------    ----------
     Construction deposits...................  $  105,228    $  114,963
     Joint venture and other investments.....     101,613       145,355
     Other, net..............................      95,165        69,901
                                               ----------    ----------
                                               $  302,006    $  330,219
                                               ==========    ==========

NOTE 5 - LONG-TERM DEBT

  Long-term debt consisted of the following:

                                                                                   AT DECEMBER 31
                                                                             ------------------------
                                                                                1998           1997
                                                                             ----------    ----------
     Zero coupon first mortgage notes (effective interest rate
       of 11%), net of unamortized discount of $2.9 million,
       matured March 1998..................................................  $        -    $  130,074
     9 1/4% senior subordinated notes, redeemed March 1998.................           -       100,000
     Revolving bank credit facility, at a weighted average interest
       rate of 5.75% and 6.22%.............................................   1,430,000       365,000
     Commercial paper notes, at a weighted average effective interest
       rate of 6.03%.......................................................           -       247,795
     6 5/8% notes, due February 2005, net of unamortized original
       issue discount of $947..............................................     199,053             -
     7 1/4% notes, due October 2006, net of unamortized
       original issue discount of $274 and $299............................     249,726       249,701
     6 3/4% notes, due August 2007, net of unamortized original
       issue discount of $811 and $879.....................................     199,189       199,121
     6 3/4% notes, due February 2008, net of unamortized original
       issue discount of $991..............................................     199,009             -
     7 1/4% debentures, due August 2017, net of unamortized original
       issue discount of $295 and $302.....................................      99,705        99,698
     Other notes...........................................................       2,229         6,266
                                                                             ----------    ----------
                                                                              2,378,911     1,397,655
     Less current maturities...............................................        (404)         (927)
                                                                             ----------    ----------
                                                                             $2,378,507    $1,396,728
                                                                             ==========    ==========

   On March 15, 1998, the Company repaid at maturity the entire $133.0 million principal amount of the zero coupon first mortgage notes. The notes are classified as long-term debt at December 31, 1997 because the Company used its revolving bank credit facility and commercial paper borrowings (classified as long-term debt as discussed below) to fund the repayment.

   The Company also used its bank credit facility and commercial paper borrowings on March 15, 1998 to redeem all $100.0 million principal amount of the 9 1/4% senior subordinated notes. The notes were scheduled to mature in March 2003 and were redeemed at 104.11% of the principal amount. The call premium and write-off of the unamortized debt issuance costs resulted in an extraordinary loss of $3.5 million ($0.02 per share basic and diluted), net of applicable income tax benefit of $1.9 million.

   On March 7, 1997, the Company's $1 billion revolving bank credit facility maturing in May 1999 was amended to increase the total availability to $1.75 billion and extend the maturity to March 2002 (as so amended, the "Bank Facility"). Borrowings under the Bank Facility are unsecured and bear interest, at the Company's option, at the prime rate or at a specified premium over the one-, two-, three- or six-month London Interbank Offered Rate ("LIBOR"). The premium is based on the credit rating of the Company's 7 1/4% notes due October 2006 and the Company's Leverage Ratio (as defined). The premium is currently 0.45% per annum. Alternatively, the Company may request interest rate bids from the participating banks. The Company incurs an annual commitment fee on the unused portion of the Bank Facility, which is also based on the rating of the 7 1/4% notes. The commitment fee is currently 0.125% per annum.

   The loan agreement governing the Bank Facility contains a covenant that the Company will not permit its Leverage Ratio to exceed a specified amount. The loan agreement also provides that, with certain limited exceptions, the Company and its subsidiaries will not further encumber their assets or dispose of their Core Assets (as defined).

   In many respects, the amended Bank Facility is tantamount to a new facility. As a result, the Company wrote off the unamortized up-front costs and fees associated with the original $1 billion facility, resulting in an extraordinary charge in 1997 of $2.2 million ($0.01 per share basic and diluted), net of applicable income tax benefit of $1.2 million.

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

   The 6 5/8% notes and the 6 3/4% notes due February 2008 were issued by the Company in February 1998. The notes were issued pursuant to a "shelf" registration statement filed with the Securities and Exchange Commission in October 1997 covering a total of up to $750 million of debt or equity securities or any combination thereof. At December 31, 1998, $350 million of additional securities could be issued under the "shelf" registration statement.

   The 7 1/4% notes were issued by the Company in October 1996. The Company issued the 6 3/4% notes due August 2007 and the 7 1/4% debentures in August 1997.

   All of the outstanding notes and debentures issued by the Company are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to the greater of:

  -  100% of the principal amount, or

  - The sum of the present values of the remaining scheduled interest and principal payments discounted to the date of redemption on a semiannual basis at the Adjusted Treasury Rate (as defined),

   plus, in either case, accrued interest to the redemption date.

   At December 31, 1998, maturities of the Company's long-term debt during the next five years totaled $1.4 billion. This amount principally represents amounts borrowed under the Bank Facility, which matures in March 2002.

   The estimated fair value of the Company's long-term debt at December 31, 1998 and 1997 approximated its carrying value.

NOTE 6 - INCOME TAXES

   The provision for income taxes for financial reporting purposes consisted of the following:

                                                       YEAR ENDED DECEMBER 31
                                                  --------------------------------
                                                     1998       1997        1996
                                                  ---------   --------    --------
     Income from continuing operations..........  $49,953     $115,276    $112,363
     Tax benefit from extraordinary losses
       on early retirements of debt.............   (1,897)      (1,198)          -
                                                  -------     --------    --------
                                                  $48,056     $114,078    $112,363
                                                  =======     ========    ========

    The provision for income taxes attributable to income from continuing operations consisted of the following:

                                                       YEAR ENDED DECEMBER 31
                                                  --------------------------------
                                                     1998       1997        1996
                                                  ---------   ---------   --------
     CURRENT
       Federal..................................  $45,051     $ 90,185    $ 82,165
       State....................................       51           15          38
                                                  -------     --------    --------
                                                   45,102       90,200      82,203
     DEFERRED
      Federal...................................    4,851       25,076      30,160
                                                  -------     --------    --------
                                                  $49,953     $115,276    $112,363
                                                  =======     ========    ========

   The  provision  for  income  taxes   attributable  to  income  from
continuing operations differs from the amount computed at the 35% federal income tax statutory rate as a result of the following:

                                                       YEAR ENDED DECEMBER 31
                                                  --------------------------------
                                                    1998        1997        1996
                                                  -------     --------    --------
     Amount at statutory rate...................  $47,312     $113,778    $111,443
     Nondeductible contributions................    3,033           76         461
     Other......................................     (392)       1,422         459
                                                  -------     --------    --------
                                                  $49,953     $115,276    $112,363
                                                  =======     ========    ========

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

   The components of the deferred tax liability consisted of the following:


                                                                           AT DECEMBER 31
                                                                       ---------------------
                                                                         1998         1997
                                                                       --------     --------
     DEFERRED TAX LIABILITIES
       Temporary differences related to property and equipment.......  $220,143     $161,129
       Other temporary differences...................................    22,374       19,754
                                                                       --------     --------
            Gross deferred tax liabilities...........................   242,517      180,883
                                                                       --------     --------
     DEFERRED TAX ASSETS
       Preopening costs..............................................    25,142        1,147
       Temporary differences related to receivables..................    17,625       13,612
       Other temporary differences...................................    15,867       14,756
                                                                       --------     --------
            Gross deferred tax assets................................    58,634       29,515
                                                                       --------     --------
            Net deferred tax liabilities.............................  $183,883     $151,368
                                                                       ========     ========

NOTE 7 - EMPLOYEE BENEFIT PLANS

   Employees of the Company who are members of various unions are covered by union-sponsored, collectively bargained, multi-employer health and welfare and defined benefit pension plans. The Company recorded an expense of $33.9 million in 1998, $29.8 million in 1997 and $26.5 million in 1996 under such plans. The plans' sponsors have not provided sufficent information to permit the Company to determine its share of unfunded vested benefits, if any.

   The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees. The plan allows employees to defer, within prescribed limits, up to 15% of their income on a pre-tax basis through contributions to the plan. The Company matches, within prescribed limits, 50% of eligible employees' contributions up to 4% of their individual earnings. The Company recorded charges for matching contributions of $4.8 million in 1998, $4.3 million in 1997 and $4.0 million in 1996.

   The Company also has deferred compensation and retirement arrangements with certain of its executives and directors. Benefits payable under the arrangements represent unfunded and unsecured liabilities of the Company. The Company recorded expense of $0.7 million in 1998, $0.9 million in 1997 and $1.6 million in 1996 for these arrangements. The liability for the arrangements at December 31, 1998 and 1997 was $12.9 million and $11.7 million, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

   LEASES. The Company leases real estate and various equipment under operating lease arrangements. Certain real estate leases provide for escalation of rent based upon a specified price index. Future minimum payments for lease commitments in effect at December 31, 1998 total $48.4 million. Of this amount, $17.5 million is payable during the five-year period subsequent to December 31, 1998. Aggregate rent cost was $14.4 million in 1998, $5.6 million in 1997 and $4.2 million in 1996.

   ENTERTAINMENT SERVICES. The Company has entered into long-term agreements for entertainment productions appearing in the showrooms at its major hotel-casinos. Under the agreements, the producers of the shows generally receive a percentage of show and related revenues and/or a percentage of show profits. Producers of certain of the pro-ductions also receive a specified payment per show. The producers are responsible for paying the talent and most other costs of presenting the shows. Generally, the Company may terminate the agreements without material financial obligation under certain conditions, including failure of the respective show to achieve specified financial results.

   LITIGATION. The Company is a party to various legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company's financial position or results of operations.

NOTE 9 - STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

   The  Company  has  various  fixed  stock  option  plans under which options are granted to employees and directors of the Company. Options granted under the plans typically have an exercise price equal to the market price of the Company's common stock on the date of grant and a term of 10 years. Certain of the plans also permit the grant of stock appreciation rights ("SARs"). At December 31, 1998, no SARs had been granted under the plans.


   Summarized information for the stock option plans is as follows:

                                                                     YEAR ENDED DECEMBER 31
                                         ----------------------------------------------------------------------------------
                                                1998                         1997                         1996
                                         --------------------------    ------------------------    ------------------------
                                                        WEIGHTED-                   WEIGHTED-                   WEIGHTED-
                                                         AVERAGE                     AVERAGE                     AVERAGE
                                          OPTIONS    EXERCISE PRICE    OPTIONS   EXERCISE PRICE    OPTIONS   EXERCISE PRICE
                                         ----------  --------------  ----------  --------------   ---------- --------------
Outstanding at beginning
  of year.............................   36,578,562    $ 10.66       34,842,950     $  9.47       35,490,500    $  8.99
Granted...............................   19,895,255      15.91        2,872,500       23.00        1,130,000      18.73
Exercised.............................     (701,500)      6.04       (1,136,888)       5.46       (1,677,550)      5.19
Terminated............................  (18,325,111)     18.65                -                     (100,000)     16.31
                                        -----------                  ----------                   ----------
Outstanding at end
  of year.............................   37,447,206       9.62       36,578,562       10.66       34,842,950       9.47
                                        ===========                  ==========                   ==========
Options exercisable (i.e., vested)
  at end of year......................   21,002,682    $  6.97       19,218,730     $  6.44       18,564,450    $  5.98
Options and SARs available
  for grant at end of year............    4,224,524                     794,668                    3,667,168

   In December 1998, a total of 18,235,111 outstanding stock options with a weighted-average exercise price of $18.66 were terminated in exchange for the grant of 15,592,144 stock options with an exercise price of $14.38, the closing sale price of the Company's common stock on the date of the exchange. The options granted in the exchange were intended to have the same theoretical value to each option holder as the terminated options, determined using a variation of the Black-Scholes option pricing model. Other than the exercise price, the options granted in the exchange have the same terms as the terminated options, including the respective vesting dates and remaining contractual lives.

   The offer to exchange was made to all option holders whose options had an exercise price higher than $14.38. The exchange offer was designed to have little or no economic impact on the Company, but to encourage the retention of key personnel, particularly in light of the new hotel-casinos opening in Las Vegas during 1999.


   The following table summarizes information about stock options outstanding at December 31, 1998:

                      OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
--------------------------------------------------------------      -----------------------------
                                    WEIGHTED-
                                     AVERAGE
   RANGE OF                         REMAINING       WEIGHTED-                         WEIGHTED-
   EXERCISE            NUMBER      CONTRACTUAL       AVERAGE           NUMBER          AVERAGE
    PRICES           OUTSTANDING       LIFE      EXERCISE PRICE      EXERCISABLE    EXERCISE PRICE
---------------      -----------   -----------   --------------    -------------    --------------
$ 3.60 to $ 5.98....  11,674,562     3.0 years      $  4.74           9,662,062        $ 4.79
  6.55 to  13.63....   9,964,000     4.3               7.74           9,319,000          7.62
 14.38..............  15,592,144     7.5              14.38           1,965,620         14.38
 14.69 to  20.50....     216,500     7.6              16.40              56,000         15.90
                      ----------                                     ----------
                      37,447,206     5.2               9.62          21,002,682          6.97
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

   Under the fair value-based method prescribed by SFAS 123, all employee stock option grants are considered compensatory. Compensation cost is measured at the date of grant based on the estimated fair value of the options determined using an option pricing model. The model takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the stock, expected dividends on the stock and the risk-free interest rate over the expected life of the option. Under APB 25, generally only stock options having intrinsic value at the date of grant are considered compensatory. Intrinsic value represents the excess of the market price of the stock at the grant date over the exercise price of the options. Under both methods, compensation cost is charged to earnings over the period that the options become exercisable.

   As  permitted by SFAS 123, the Company accounts for employee  stock
options  using  the  intrinsic value-based  method.   Accordingly,  no
material compensation cost has been recognized.

   The following table discloses the Company's pro forma net income and net income per share assuming compensation cost for employee stock options had been determined using the fair value-based method prescribed by SFAS 123. The table also discloses the weighted-average assumptions used in estimating the fair value of each option grant on the date of grant using a variation of the Black-Scholes option pricing model, and the estimated weighted-average fair value of the options granted. The model assumes no expected future dividend pay-ments on the Company's common stock. The calculations under SFAS 123 implicitly assume that the price of the underlying stock will appreciate from the price at the time that the options were granted.

                                                                      YEAR ENDED DECEMBER 31
                                                              --------------------------------------
                                                                 1998          1997           1996
                                                              ---------     ---------      ---------
     INCOME BEFORE EXTRAORDINARY ITEM
       As reported..........................................  $  85,225     $ 209,803      $ 206,045
       Pro forma............................................     67,730       197,290        196,428
     NET INCOME
       As reported..........................................  $  81,704     $ 207,578      $ 206,045
       Pro forma............................................     64,209       195,065        196,428
     INCOME PER SHARE BEFORE EXTRAORDINARY ITEM
       Basic
         As reported........................................  $    0.47     $    1.17      $    1.13
         Pro forma..........................................       0.38          1.10           1.07
       Diluted
         As reported........................................  $    0.45     $    1.09      $    1.05
         Pro forma..........................................       0.36          1.04           1.00
     NET INCOME PER SHARE
       Basic
         As reported........................................  $    0.45     $    1.16      $    1.13
         Pro forma..........................................       0.36          1.09           1.07
       Diluted
         As reported........................................  $    0.43     $    1.08      $    1.05
         Pro forma..........................................       0.35          1.03           1.00
     WEIGHTED-AVERAGE ASSUMPTIONS
       Expected stock price volatility......................     35.00%        35.14%         35.90%
       Risk-free interest rate..............................      4.72%         6.49%          5.92%
       Expected option life.................................  5.8 years     6.2 years      5.1 years
       Estimated fair value of options granted..............  $    6.69     $   11.05      $    8.65
     WEIGHTED-AVERAGE VESTING PERIOD OF OPTIONS GRANTED.....  4.9 years     5.3 years      3.8 years

   The accounting method prescribed by SFAS 123 is not applicable to options granted prior to January 1, 1995. Had the method been applied to options granted in earlier years, compensation cost reflected in the pro forma amounts shown above would have been higher to the extent the vesting periods for such options extended into 1996 or beyond.

NOTE 10 - CAPITAL STOCK

   In July 1994, the Company's Board of Directors approved a program to repurchase up to 10,000,000 shares of the Company's common stock from time to time in the open market. At December 31, 1998, 6,737,900 shares had been repurchased pursuant to this program. The timing and amount of future share repurchases, if any, will depend on various factors, including market conditions, available alternative investments and the Company's financial position.

   The Company's Articles of Incorporation authorize 5,000,000 shares of preferred stock, none of which has been issued.

NOTE 11 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                       FIRST      SECOND       THIRD      FOURTH        TOTAL
                                                     --------    --------    --------    --------    ----------
1998
Gross revenues.....................................  $377,932    $354,157    $372,174    $572,633    $1,676,896
Promotional allowances.............................   (35,328)    (31,222)    (34,031)    (52,586)     (153,167)
Net revenues.......................................   342,604     322,935     338,143     520,047     1,523,729
Preopening expense.................................         -           -           -     (88,313)      (88,313)
Operating income (loss)............................    65,908      52,564      48,225     (14,592)      152,105
Other income (expense), net........................      (485)        430         641     (17,513)      (16,927)
Income (loss) before extraordinary item............    41,600      33,619      30,104     (20,098)       85,225
Extraordinary loss on early retirement of debt.....    (3,521)          -           -           -        (3,521)
Net income (loss)..................................    38,079      33,619      30,104     (20,098)       81,704
Income (loss) per share before extraordinary item
  Basic............................................  $   0.23    $   0.19    $   0.17    $  (0.11)   $     0.47
  Diluted..........................................      0.22        0.18        0.16       (0.11)         0.45
Net income (loss) per share
  Basic............................................  $   0.21    $   0.19    $   0.17    $  (0.11)   $     0.45
  Diluted..........................................      0.20        0.18        0.16       (0.11)         0.43

1997
Gross revenues.....................................  $394,399    $373,757    $400,631    $377,262    $1,546,049
Promotional allowances.............................   (32,360)    (29,396)    (31,478)    (34,264)     (127,498)
Net revenues.......................................   362,039     344,361     369,153     342,998     1,418,551
Operating income...................................    90,737      76,837      87,453      71,014       326,041
Other income (expense), net........................    (3,017)     (1,179)     (2,380)      5,614          (962)
Income before extraordinary item...................    56,689      48,901      54,899      49,314       209,803
Extraordinary loss on early retirement of debt.....    (2,225)          -           -           -        (2,225)
Net income.........................................    54,464      48,901      54,899      49,314       207,578
Income per share before extraordinary item
  Basic............................................  $   0.32    $   0.27    $   0.31    $   0.28    $     1.17
  Diluted..........................................      0.30        0.25        0.28        0.26          1.09
Net income per share
  Basic............................................  $   0.31    $   0.27    $   0.31    $   0.28    $     1.16
  Diluted..........................................      0.28        0.25        0.28        0.26          1.08

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

Dated:  March 29, 1999

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                        Title                          Date
    ---------                        -----                          ----


  STEPHEN A. WYNN      Chairman of the Board, President        March 29, 1999
-------------------     and Chief Executive Officer
  Stephen A. Wynn       (Principal Executive Officer)



   DANIEL R. LEE       Senior Vice President -  Finance and    March 29, 1999
-------------------     Development, Chief Financial Officer
   Daniel R. Lee        and Treasurer (Principal Financial
                        and Accounting Officer)



  ELAINE P. WYNN       Director                                March 29, 1999
-------------------
  Elaine P. Wynn



  GEORGE J. MASON      Director                                March 29, 1999
-------------------
  George J. Mason



MELVIN B. WOLZINGER    Director                                March 29, 1999
-------------------
Melvin B. Wolzinger



 RONALD M. POPEIL      Director                                March 29, 1999
-------------------
 Ronald M. Popeil



 DANIEL B. WAYSON      Director                                March 29, 1999
-------------------
 Daniel B. Wayson



RICHARD D. BRONSON     Director                                March 29, 1999
-------------------
Richard D. Bronson

                                                                                             SCHEDULE II
                                      MIRAGE RESORTS, INCORPORATED

                                    VALUATION AND QUALIFYING ACCOUNTS
                                             (IN THOUSANDS)

                                                       ADDITIONS
                                         ---------------------------------------
                                         BALANCE AT    CHARGED TO     CHARGED                    BALANCE
                                          BEGINNING    COSTS AND      TO OTHER   DEDUCTIONS      AT END
DESCRIPTION                                OF YEAR      EXPENSES     ACCOUNTS(a)     (b)         OF YEAR
-----------                              -----------   ----------    -----------  ----------     -------
Allowance for doubtful accounts
  Year Ended December 31, 1998..........  $42,477      $27,677        $1,904        $31,578      $40,480
  Year Ended December 31, 1997..........  $38,674      $19,213        $  711        $16,121      $42,477
  Year Ended December 31, 1996..........  $47,161      $14,480        $1,447        $24,414      $38,674
---------------
(a) Recoveries of accounts previously charged off.
(b) Accounts charged off.

                                                   S-1