Form 10-Q
period 1999-03-31
MIRAGE RESORTS INC
filed 1999-05-17
CIK 42246

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    ------------------
Commission File No. 01-6697

                      Mirage Resorts, Incorporated
------------------------------------------------------------------------
         (Exact name of Registrant as specified in its charter)

             Nevada                                88-0058016
--------------------------------       ---------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification
incorporation or organization)          No.)


        3600 Las Vegas Boulevard South, Las Vegas, Nevada  89109
------------------------------------------------------------------------
           (Address of principal executive offices - Zip Code)

                            (702) 693-7111
------------------------------------------------------------------------
         (Registrant's telephone number, including area code)

------------------------------------------------------------------------
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common stock, $0.004 par value, 198,797,551 shares outstanding as of May 13, 1999.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


The unaudited condensed consolidated financial information as of March 31, 1999 and for the three-month periods ended March 31, 1999 and
1998 included in this report was reviewed by Arthur Andersen LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.

             REVIEW REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
             -----------------------------------------------


To the Directors and Stockholders
of Mirage Resorts, Incorporated


We have reviewed the accompanying condensed consolidated balance sheet of Mirage Resorts, Incorporated (a Nevada corporation) and subsidiaries (the "Company") as of March 31, 1999, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1999 and 1998. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We  have  previously  audited, in  accordance  with  generally  accepted auditing standards, the consolidated balance sheet of Mirage Resorts, Incorporated and subsidiaries as of December 31, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein), and, in our report dated February 22, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet of Mirage Resorts, Incorporated and subsidiaries as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                              ARTHUR ANDERSEN LLP


Las Vegas, Nevada
May 14, 1999


CONDENSED CONSOLIDATED                                        MIRAGE RESORTS, INCORPORATED
BALANCE SHEETS
------------------------------------------------------------------------------------------
                                                         At March 31,      At December 31,
                                                                 1999                 1998
------------------------------------------------------------------------------------------
(In thousands)                                             (UNAUDITED)
ASSETS

Current assets
  Cash and cash equivalents                                $  118,323           $   74,814
  Trade receivables, net of allowance for doubtful
    accounts of $47,153 and $40,480                           135,093              118,125
  Inventories                                                  88,474               74,195
  Preopening costs                                                  -               24,718
  Deferred income taxes                                        28,062               23,180
  Prepaid expenses and other                                   71,930               83,445
------------------------------------------------------------------------------------------
               Total current assets                           441,882              398,477
Property and equipment, net of accumulated
  depreciation of $767,606 and $733,032                     3,852,238            3,290,189
Construction in progress                                       89,989              539,530
Other assets, net                                             268,899              302,006
------------------------------------------------------------------------------------------
                                                           $4,653,008           $4,530,202
==========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Trade accounts payable                                   $  119,069           $  129,592
  Construction payables                                        31,578               42,859
  Accrued expenses                                            179,721              155,675
  Current maturities of long-term debt                            326                  404
------------------------------------------------------------------------------------------
               Total current liabilities                      330,694              328,530
Long-term debt, net of current maturities                   2,493,110            2,378,507
Other liabilities, including deferred income taxes
  of $195,149 and $207,063                                    209,738              221,328
------------------------------------------------------------------------------------------
               Total liabilities                            3,033,542            2,928,365
------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity
  Common stock:  181,456 and 180,120 shares outstanding           940                  940
  Additional paid-in capital                                  747,950              738,665
  Retained earnings                                         1,146,990            1,145,497
  Treasury stock, at cost:  53,692 and 55,028 shares         (276,414)            (283,265)
------------------------------------------------------------------------------------------
               Total stockholders' equity                   1,619,466            1,601,837
------------------------------------------------------------------------------------------
                                                           $4,653,008           $4,530,202
==========================================================================================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


CONDENSED CONSOLIDATED                                        MIRAGE RESORTS, INCORPORATED
STATEMENTS OF INCOME (UNAUDITED)
------------------------------------------------------------------------------------------
Three months ended March 31                                              1999         1998
------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
REVENUES
  Casino                                                            $ 313,975    $ 191,821
  Rooms                                                               123,522       71,841
  Food and beverage                                                   105,789       55,531
  Entertainment                                                        45,593       24,994
  Retail                                                               31,086       15,135
  Other                                                                19,240       11,171
------------------------------------------------------------------------------------------
                                                                      639,205      370,493
  Less - promotional allowances                                       (58,492)     (35,328)
------------------------------------------------------------------------------------------
                                                                      580,713      335,165
------------------------------------------------------------------------------------------
OPERATING COSTS AND EXPENSES
  Casino-hotel operations                                             354,532      205,646
  General and administrative                                           73,365       39,981
  Depreciation and amortization                                        43,832       22,584
------------------------------------------------------------------------------------------
                                                                      471,729      268,211
------------------------------------------------------------------------------------------
OPERATING PROFIT                                                      108,984       66,954
Corporate expense                                                     (11,258)      (8,485)
Preopening and related promotional expense                            (31,455)           -
Equity in earnings of Monte Carlo                                       8,858        7,439
------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                                 75,129       65,908
Interest cost                                                         (38,302)     (29,167)
Interest capitalized                                                   11,722       23,825
Other, including interest income                                        1,090        4,857
------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                             49,639       65,423
Provision for income taxes                                            (17,569)     (23,823)
------------------------------------------------------------------------------------------
INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                                              32,070       41,600
Extraordinary item - loss on early retirement of debt, net of
  applicable income tax benefit of $1,897                                   -       (3,521)
Cumulative effect (to January 1, 1999) of change in method of accounting for preopening costs, net of applicable income tax
  benefit of $16,390                                                  (30,577)           -
------------------------------------------------------------------------------------------
NET INCOME                                                          $   1,493    $  38,079
==========================================================================================
INCOME PER SHARE BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE
    Basic                                                           $    0.18    $    0.23
    Diluted                                                              0.17         0.22
NET INCOME PER SHARE
  Basic                                                             $    0.01    $    0.21
  Diluted                                                                0.01         0.20
------------------------------------------------------------------------------------------

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


CONDENSED CONSOLIDATED                                        MIRAGE RESORTS, INCORPORATED
STATEMENTS OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------------------
Three months ended March 31                                            1999           1998
------------------------------------------------------------------------------------------
(In thousands)
Cash flows from operating activities
  Net income                                                      $   1,493      $  38,079
  Adjustments to reconcile net income to net cash provided
    by operating activities
      Provision for losses on receivables                             6,402          4,638
      Depreciation and amortization of property and equipment,
        including amounts reported as corporate expense              47,576         25,853
      Expensed preopening and related promotional costs              31,455              -
      Equity in earnings of Monte Carlo                              (8,858)        (7,439)
      Distributions from Monte Carlo                                 11,500              -
      Non-recurring charges, before related income tax benefit
        Loss on early retirement of debt                                  -          5,418
        Cumulative effect of change in method of accounting
          for preopening costs                                       46,967              -
      Deferred income taxes                                         (16,796)         1,068
      Changes in components of working capital pertaining to
        operating activities
          (Increase) decrease in trade receivables and other
            current assets                                          (23,891)        22,294
          Increase (decrease) in trade accounts payable and
            accrued expenses                                          7,114        (21,308)
      Other adjustments                                                (399)         3,073
------------------------------------------------------------------------------------------
                 Net cash provided by operating activities          102,563         71,676
------------------------------------------------------------------------------------------

Cash flows from investing activities
  Preopening and related promotional costs                          (31,455)       (12,525)
  Capital expenditures                                             (158,869)      (232,282)
  Decrease in preopening and construction payables                   (4,872)        (1,213)
  Proceeds from sales of property and equipment                       1,919         26,490
  Other investing activities                                          3,640        (17,837)
------------------------------------------------------------------------------------------
                 Net cash used for investing activities            (189,637)      (237,367)
------------------------------------------------------------------------------------------

Cash flows from financing activities
  Net bank credit facility and commercial paper borrowings          114,718         47,647
  Issuance of long-term debt                                              -        394,728
  Retirement of long-term debt                                            -       (237,110)
  Exercise of common stock options, including related income
    tax benefit                                                      16,154            779
  Other financing activities                                           (289)          (184)
------------------------------------------------------------------------------------------
                 Net cash provided by financing activities          130,583        205,860
------------------------------------------------------------------------------------------

Cash and cash equivalents
  Increase for the period                                            43,509         40,169
  Balance, beginning of period                                       74,814         99,337
------------------------------------------------------------------------------------------
  Balance, end of period                                          $ 118,323      $ 139,506
==========================================================================================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONDENSED CONSOLIDATED             MIRAGE RESORTS, INCORPORATED
FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------------------------

NOTE 1 - COMPANY DESCRIPTION AND BASIS OF PRESENTATION

Mirage Resorts, Incorporated (the "Company"), a Nevada corporation, through wholly owned subsidiaries, owns and operates some of the world's most successful casino-based entertainment resorts. These resorts include Bellagio (which opened on October 15, 1998), The Mirage and Treasure Island, all located on the Las Vegas Strip. The Company also owns the Golden Nugget, located in downtown Las Vegas, and the Golden Nugget-Laughlin, located along the Colorado River in Laughlin, Nevada. On June 30, 1998, the Company acquired the Holiday Inn - Registered Trademark - Casino Boardwalk on the Las Vegas Strip. The Company's newest resort, Beau Rivage, opened on March 16, 1999. Beau Rivage is a luxurious 1,780-guestroom beachfront resort located on an approximately 36-acre site where Interstate 110 meets the Gulf Coast in Biloxi, Mississippi.

The Company is also a 50% partner in a joint venture that owns and operates the Monte Carlo Resort & Casino on the Las Vegas Strip ("Monte Carlo").

The accompanying condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the Company's 1998 Annual Report on Form 10-K (the "1998 Annual Report") and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report. The Condensed Consolidated Balance Sheet at December 31, 1998 contained herein was derived from audited financial statements, but does not include all disclosures included in the 1998 Annual Report and applicable under generally accepted accounting principles.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been included. The results for the 1999 interim period are not necessarily indicative of expected results for the full year.

Certain amounts in the 1998 condensed consolidated financial statements have been reclassified to conform with the 1999 presentation. These reclassifications had no effect on the Company's net income.

NOTE 2 - ACCOUNTING CHANGE

Effective January 1, 1999, the Company adopted Statement of Position No. 98-5 - REPORTING ON THE COSTS OF START-UP ACTIVITIES ("SOP 98-5"). The provisions of SOP 98-5 are effective for fiscal years beginning after December 15, 1998 and require the costs associated with start-up activities (including preopening costs of casinos) to be expensed as incurred. The Company previously capitalized preopening costs and amortized them to expense over the 60-day period following opening of the related facility. As required by SOP 98-5, the Company wrote off all capitalized preopening costs as of January 1, 1999 associated with Beau Rivage and its development activities in Atlantic City, New Jersey. The write-off resulted in a charge, net of income tax benefit, of $30.6 million ($0.17 per share basic and $0.16 per share diluted). During the three months ended March 31, 1999, the Company also incurred and expensed an additional $31.5 million ($20.6 million, $0.11 per share basic and diluted, net of income tax benefit) of pre-opening and related promotional costs associated with these projects.

Under the Company's previous accounting method, approximately $14.2 million ($9.3 million, $0.05 per share basic and diluted, net of income tax benefit) of Beau Rivage's preopening and related promotional costs would have been amortized to expense during the three months ended March 31, 1999. There would have been no cumulative effect adjustment.

NOTE 3 - INCOME PER SHARE OF COMMON STOCK

The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:


Three months ended March 31                          1999           1998
------------------------------------------------------------------------
Weighted-average common shares out-
  standing (used in the calculation
  of basic earnings per share)                180,526,308    179,443,062
Potential dilution from the assumed
  exercise of common stock options             10,920,271     13,269,447
------------------------------------------------------------------------
Weighted-average common and common
  equivalent shares (used in the
  calculation of diluted earnings
  per share)                                  191,446,579    192,712,509
========================================================================

Stock options having an exercise price greater than the average market price of the underlying common stock during the period are excluded from the calculation of diluted earnings per share. As a result, a weighted average of approximately 1,202,000 stock options was excluded from the calculation during the three months ended March 31, 1998. The number of stock options excluded from the calculation during the 1999 three-month period was not material.

NOTE 4 - ISSUANCE OF COMMON STOCK

On May 11, 1999, the Company completed an underwritten public offering of 16,633,663 shares of common stock at $25.00 per share. The Company intends to use the net proceeds from the offering of approximately $415.7 million temporarily to reduce its outstanding bank credit facility and commercial paper borrowings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1999 AND 1998

Our 1999 first quarter earnings of $0.28 per share before charges associated with preopening and related promotional costs represent a 27% increase over the $0.22 per share before an extraordinary charge in the prior-year quarter. Our total revenues rose by 73%, while our operating profit increased by 63%.

According to the Nevada State Gaming Control Board, gaming revenues on the Las Vegas Strip in the first three months of 1999 increased by 21% over same period in the prior year. Our wholly owned Strip resorts accounted for 58% of the increase. Our overall gaming revenues increased by 64% in the recent quarter and our total non-gaming revenues grew by 82%. On a Company-wide basis, total table games revenues increased by $72.5 million, or 73%, and total slot win grew by $42.4 million, or 50%.

The growth in revenues and operating profit was attributable primarily to our spectacular new Bellagio resort, which opened on October 15, 1998 and generated $282.0 million of total revenues in the first quarter. We believe this to be the highest quarterly revenues of any casino in Nevada history. Bellagio's total non-gaming revenues were particularly strong at $145.1 million, representing over half of its total revenues. Beau Rivage, our luxurious new resort located on the Mississippi Gulf Coast, opened successfully on March 16, 1999 and contributed to the increase in revenues during its initial 16 days of operation during the quarter.

Results were also strong at our other resorts. Same-store operating profit, excluding our new resorts, increased by 2% in the face of the new competition and despite an ongoing room refurbishment project at Treasure Island. The room refurbishment project, which is being completed in phases and scheduled for final completion in early October, primarily accounts for a 3% decline in our same-store total available room nights (excluding Bellagio and Beau Rivage) during the 1999 first quarter. Same-store occupancy of available standard guestrooms increased slightly, from 98.1% to 98.4%, and the average daily room rate increased by 4%. Including the new resorts, standard guestroom occupancy was 98.1% and the average daily rate increased from $89 to $110. Bellagio's higher room rates account for most of the increase in the average daily rate.

Including the new resorts, our Company-wide table games win percentage was 20.2%, versus 19.8% in the 1998 first quarter. Both win percentages are relatively normal. Over the past three calendar years, our Company-wide table games win percentage averaged 20.0%.

The increase in our operating costs and expenses during the 1999 first quarter is attributable principally to the opening of Bellagio and Beau

Rivage. The combined operating margin improved slightly for our resorts that were open during the first quarter of both years.

Our jointly owned Monte Carlo resort likewise had an excellent 1999 first quarter. Its total revenues grew by 7% and its operating profit increased by 16%. Room revenues grew by $3.0 million, or 15%, chiefly accounting for the increase in its operating results. The average daily room rate at Monte Carlo was up 15% over the prior-year quarter with a slight increase in occupancy. We attribute these increases largely to the opening of adjacent Bellagio and connection of the two resorts by a monorail. After deducting net interest expense, our 50% share of Monte Carlo's net income during the 1999 first quarter was $8.9 million, versus $7.4 million in the prior-year period.

We recorded substantial charges relating to preopening and related promotional costs during the 1999 first quarter. A recently issued accounting statement requires that, although the interest costs related to new projects shall continue to be capitalized, the other costs associated with preopening activities (including the costs of hiring and training employees, operating sales and reservations offices and various other costs incurred prior to opening) must be expensed as incurred. We previously capitalized these costs and amortized them over the 60-day period following opening of the related facility, which is our estimate of the period of economic benefit associated with these costs.

Although we disagree with the logic of this new accounting statement, we had no choice but to adopt its provisions effective January 1, 1999. As a result, we wrote off $47.0 million of previously capitalized preopening costs, including $24.7 million related to Beau Rivage and $22.3 million related to our development in Atlantic City. After deducting the related income tax benefit, the write-off resulted in a cumulative effect charge in the 1999 first quarter of $30.6 million. We also incurred and expensed $31.5 million of additional preopening and related promotional costs during the quarter, largely associated with hiring and training Beau Rivage's workforce. The following table presents the impact of these charges on our 1999 first quarter net
income.   All adjustment amounts are shown net of applicable income  tax benefit.

                                                             Per share
                                                          --------------
Three months ended March 31, 1999                         Basic  Diluted
------------------------------------------------------------------------
(In thousands, except per share amounts)
Net income, as reported                        $  1,493   $0.01    $0.01
Cumulative effect (to January 1, 1999) of
 accounting change                               30,577    0.17     0.16
Preopening and related promotional costs
 incurred and expensed                           20,620    0.11     0.11
------------------------------------------------------------------------
Income before charges for preopening and
 related promotional costs                     $ 52,690   $0.29    $0.28
========================================================================

Principally due to additional payroll and other costs associated with the substantial growth in the size of our Company, corporate expense increased by $2.8 million, or 33%, over the 1998 first quarter. Reflecting our investment in Bellagio and Beau Rivage, our debt levels and associated interest cost have risen substantially. With these new resorts now open, a much smaller portion of our interest cost is being capitalized, resulting in a significantly higher charge for interest expense.

The $3.5 million ($0.02 per share basic and diluted) extraordinary loss recorded in the 1998 first quarter is associated with the early redemption of all $100 million of our 9 1/4% senior subordinated notes. It was economically advantageous for us to repay the notes using funds from lower cost borrowings, even after considering the prepayment penalty that accounted for most of the extraordinary charge. We incurred no similar extraordinary charge in the 1999 first quarter.

CAPITAL RESOURCES, CAPITAL SPENDING AND LIQUIDITY

During the 1999 first quarter, we used our operating cash flow together with borrowings under our bank credit facility and commercial paper program principally for the completion of Beau Rivage.

Net cash provided by operating activities during the quarter totaled $102.6 million, versus $71.7 million in the prior-year period. This increase principally reflects the opening of Bellagio and cash distributions from Monte Carlo of $11.5 million. During the 1998 second quarter, the Monte Carlo joint venture achieved a favorable pricing tier under its bank credit facility and began distributing available cash to the partners. Prior to this, the joint venture had been using Monte Carlo's cash flow to reduce its outstanding debt.

Capital expenditures in the 1999 first quarter totaled $158.9 million, principally relating to the construction of Beau Rivage. In addition to amounts associated with Beau Rivage, capital expenditures during the 1998 first quarter, which totaled $232.3 million, include amounts expended for construction of Bellagio. As part of the successful opening of these two new resorts and our development activities in Atlantic City, we incurred preopening and related promotional costs of $31.5 million and $12.5 million in the first quarter of 1999 and 1998, respectively. Including land, capitalized interest and preopening costs, Beau Rivage was completed at a total cost of approximately $685 million.

Capital expenditures in the first quarter of 1999 also include $12.6 million associated with the guestroom refurbishment project at Treasure Island. Completion of the project is scheduled for early October at an estimated total cost of approximately $60 million. At March 31, 1999, we had incurred $14.1 million of this amount. Proceeds from sales of property and equipment in the 1998 first quarter principally reflect $25.6 million we received from the sale to our Chairman of four works of fine art acquired for Bellagio. The sale price was equal to the amount we paid for the artwork in the fourth quarter of 1997.

We are progressing with the design and planning phase for our resort development in the Marina area of Atlantic City. Remediation work is ongoing on our 120-developable-acre site and construction is continuing on the previously funded joint road improvement project with the State. Our current plans call for the development of a wholly owned hotel-casino resort and, as described further below, construction of a second resort on a 25-acre portion of the site in partnership with Boyd Gaming Corporation.

We are still in the design phase of our planned wholly owned hotel-casino on the Marina site and a budget and construction schedule for the project have not yet been finalized.

In July 1998, we entered into an amended joint venture agreement with Boyd for the development of a $750 million entertainment resort with approximately 1,500 guestrooms that will be connected to our planned wholly owned hotel-casino. We will design and develop the master plan for the Marina site and Boyd will oversee the design and construction of the joint venture resort. Boyd will also operate the joint venture resort upon completion. Under the agreement, we will contribute the 25 acres of land and $60 million in cash. Boyd will contribute $150 million in cash. The joint venture will attempt to obtain acceptable financing for the remaining development cost of the project that is non-recourse to both our Company and Boyd. If the necessary permits and financing are obtained, construction of the joint venture resort could begin by late this year or early next year.

Both our Company and the joint venture must apply for and receive numerous governmental permits and satisfy other conditions before construction of either hotel-casino can begin. Additionally, a current Atlantic City hotel-casino operator and others have filed various lawsuits challenging the validity of our previous agreement with the City of Atlantic City to acquire the land and seeking to stop the construction of the road improvements. As a result of these factors, we cannot be certain of the ultimate development or timing of construction of the hotel-casinos planned for the Marina site.

Borrowings under our bank credit facility and commercial paper program, net of repayments, totaled $114.7 million during the 1999 first quarter. At April 30, 1999, these outstanding borrowings totaled approximately $1.59 billion, leaving $163.7 million combined availability under our $1.75 billion revolving bank credit facility and commercial paper program.

During the 1998 first quarter, our net bank credit facility and commercial paper borrowings totaled $47.6 million. We also received net proceeds of $394.7 million in February 1998 from the issuance of $400 million total principal amount of unsecured debt. The debt consisted of $200 million of 6 5/8% notes due in 2005 and an equal amount of 6 3/4% notes due in 2008. Approximately $237.1 million of the proceeds from the issuance were effectively used in March 1998 to repay our $133 million zero coupon first mortgage notes upon maturity and to retire early all $100 million of our 9 1/4% senior subordinated notes.

On May 11, 1999, we completed an underwritten public offering of 16,633,663 shares of our common stock at $25.00 per share. We intend to use the net proceeds from the offering of approximately $415.7 million temporarily to reduce our outstanding bank credit facility and commercial paper borrowings.

We believe that our existing cash balances, future operating cash flow and available borrowing capacity will provide us with sufficient resources to meet our existing debt obligations and foreseeable capital expenditure requirements.

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

RISK FACTORS

We are in many ways engaged in a low-technology business. Our casino employees, for example, do not require computers to deal blackjack or spin a roulette wheel. Likewise, our chefs do not require computers to prepare a meal and our housekeepers do not require computers to clean and prepare a guestroom. Slot machines are a type of computer, but there is no date embodied in their basic operation of choosing a random sequence and determining the appropriate payout.

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

As of April 30, 1999, about half of our systems had been tested by our personnel or vendor personnel and found to be Year 2000 compliant. We do not yet know precisely how many of the remaining systems are Year 2000 compliant. Our goal is to have all internally developed systems
Year 2000 compliant by August 1999 and all vendor-supplied systems compliant by year-end 1999. We have not developed a comprehensive contingency plan. As previously mentioned, however, a number of our critical hotel and casino systems are currently backed up by manual procedures that we use during times of system malfunctions. We will continue to assess the need for a comprehensive contingency plan as we continue to implement our corrective action plan.

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

During the period from 1997 through 1999, we have installed and will be installing new slot accounting, hotel management and financial accounting systems. Two of these new systems are Year 2000 compliant and the third is expected to be compliant after an upgrade to be supplied by the vendor at no charge. Each of these new systems has numerous enhancements over our prior systems. The total cost of installing these new systems is approximately $18 million, of which we had incurred approximately $12 million through April 30, 1999. We believe that only a small portion of this cost relates directly to the Year 2000 issue. We also believe that we would have installed these systems within this time frame irrespective of the Year 2000 issue. The cost of addressing the Year 2000 issue has not been and is not expected to be material to our financial condition or results of operations.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "may," "could," "might" and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. Our actual results may differ materially from those described in any forward-looking statement. Additional information concerning potential factors that we think could cause our actual results to differ materially from expected and historical results is included under the caption "Factors that May Affect Our Future Results" in Item 1 of the 1998 Annual
Report. This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     15  Letter  from  independent   public   accountants  acknowledging
         awareness of the use of their report dated May 14, 1999 in the Company's registration statements.

     27  Financial Data Schedule.

(b)  Reports on Form 8-K.

     The Company filed no Current Reports on Form 8-K during the three-month period ended March 31, 1999.

                               SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Mirage Resorts, Incorporated

May 17, 1999                     by:  DANIEL R. LEE
------------                          ----------------------------------
    Date                              Daniel R. Lee
                                      Senior Vice President - Finance
                                      and Development, Chief Financial
                                      Officer and Treasurer (Principal
                                      Financial Officer)