Form 10-Q
period 1999-06-30
MIRAGE RESORTS INC
filed 1999-08-05
CIK 42246

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13  OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                   OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    -------------------
Commission File No. 01-6697

                      Mirage Resorts, Incorporated
------------------------------------------------------------------------
         (Exact name of Registrant as specified in its charter)

             Nevada                                 88-0058016
-------------------------------          -------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification
incorporation or organization)            No.)

        3600 Las Vegas Boulevard South, Las Vegas, Nevada  89109
------------------------------------------------------------------------
           (Address of principal executive offices - Zip Code)

                             (702) 693-7111
------------------------------------------------------------------------
          (Registrant's telephone number, including area code)

------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                              ----   ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common stock, $0.004 par value, 198,943,912 shares outstanding as of August 4, 1999.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


The unaudited condensed consolidated financial information as of June 30, 1999 and for the three-month and six-month periods ended June 30, 1999 and 1998 included in this report was reviewed by Arthur Andersen LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.

             REVIEW REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
             -----------------------------------------------


To the Directors and Stockholders
of Mirage Resorts, Incorporated


We have reviewed the accompanying condensed consolidated balance sheet of Mirage Resorts, Incorporated (a Nevada corporation) and subsidiaries (the "Company") as of June 30, 1999, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1999 and 1998 and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 1999 and 1998. These condensed consolidated financial statements are the responsibility of the Company's management.

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



                                  ARTHUR ANDERSEN LLP



Las Vegas, Nevada
August 4, 1999

CONDENSED CONSOLIDATED                                       MIRAGE RESORTS, INCORPORATED
BALANCE SHEETS
-----------------------------------------------------------------------------------------
                                                           At June 30,    At December 31,
                                                                  1999               1998
-----------------------------------------------------------------------------------------
(In thousands)                                             (UNAUDITED)
ASSETS

Current assets
  Cash and cash equivalents                                 $   85,906         $   74,814
  Trade receivables, net of allowance for doubtful
    accounts of $47,198 and $40,480                            118,220            118,125
  Inventories                                                   94,140             74,195
  Preopening costs                                                   -             24,718
  Deferred income taxes                                         25,775             23,180
  Prepaid expenses and other                                    83,485             83,445
-----------------------------------------------------------------------------------------
            Total current assets                               407,526            398,477
Property and equipment, net of accumulated
  depreciation of $814,472 and $733,032                      3,897,612          3,290,189
Construction in progress                                       109,880            539,530
Other assets, net                                              258,465            302,006
-----------------------------------------------------------------------------------------
                                                            $4,673,483         $4,530,202
=========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Trade accounts payable                                    $  105,821         $  129,592
  Construction payables                                         28,767             42,859
  Accrued expenses                                             176,355            155,675
  Current maturities of long-term debt                             280                404
-----------------------------------------------------------------------------------------
            Total current liabilities                          311,223            328,530
Long-term debt, net of current maturities                    2,085,174          2,378,507
Other liabilities, including deferred income taxes
  of $199,950 and $207,063                                     214,852            221,328
-----------------------------------------------------------------------------------------
            Total liabilities                                2,611,249          2,928,365
-----------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity
  Common stock:  198,812 and 180,120 shares outstanding            940                940
  Additional paid-in capital                                 1,083,089            738,665
  Retained earnings                                          1,165,452          1,145,497
  Treasury stock, at cost:  36,336 and 55,028 shares          (187,247)          (283,265)
-----------------------------------------------------------------------------------------
            Total stockholders' equity                       2,062,234          1,601,837
-----------------------------------------------------------------------------------------
                                                            $4,673,483         $4,530,202
=========================================================================================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED                                                               MIRAGE RESORTS, INCORPORATED
STATEMENTS OF INCOME (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------
                                                                    Three Months                 Six Months
                                                                ---------------------     -----------------------
For the periods ended June 30                                     1999        1998            1999        1998
-----------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
Revenues
  Casino                                                        $277,813     $162,369     $  591,788     $354,190
  Rooms                                                          134,752       74,707        258,274      146,548
  Food and beverage                                              116,085       54,605        221,874      110,136
  Entertainment                                                   44,564       21,586         90,157       46,580
  Retail                                                          36,529       16,194         67,615       31,329
  Other                                                           24,288       17,349         43,528       28,520
-----------------------------------------------------------------------------------------------------------------
                                                                 634,031      346,810      1,273,236      717,303
  Less - promotional allowances                                  (58,862)     (31,222)      (117,354)     (66,550)
-----------------------------------------------------------------------------------------------------------------
                                                                 575,169      315,588      1,155,882      650,753
-----------------------------------------------------------------------------------------------------------------
Operating costs and expenses
  Casino-hotel operations                                        372,345      198,818        726,877      404,573
  General and administrative                                      84,380       39,474        157,745       79,346
  Depreciation and amortization                                   52,357       22,472         96,189       45,056
-----------------------------------------------------------------------------------------------------------------
                                                                 509,082      260,764        980,811      528,975
-----------------------------------------------------------------------------------------------------------------
Operating profit                                                  66,087       54,824        175,071      121,778
Corporate expense                                                (11,852)      (9,607)       (23,110)     (18,092)
Preopening and related promotional expense                        (4,120)           -        (35,575)           -
Equity in earnings of Monte Carlo                                  7,722        7,347         16,580       14,786
-----------------------------------------------------------------------------------------------------------------
Income from operations                                            57,837       52,564        132,966      118,472
Interest cost                                                    (36,852)     (29,076)       (75,154)     (58,243)
Interest capitalized                                               5,759       25,803         17,481       49,628
Other, including interest income                                   1,823        3,703          2,913        8,560
-----------------------------------------------------------------------------------------------------------------
Income before income taxes, extraordinary item
  and cumulative effect of change in accounting
  principle                                                       28,567       52,994         78,206      118,417
Provision for income taxes                                       (10,105)     (19,375)       (27,674)     (43,198)
-----------------------------------------------------------------------------------------------------------------
Income before extraordinary item and cumulative
  effect of change in accounting principle                        18,462       33,619         50,532       75,219
Extraordinary item - loss on early retirement of debt,
  net of applicable income tax benefit of $1,897                       -            -              -       (3,521)
Cumulative effect (to January 1, 1999) of change in
  method of accounting for preopening costs, net of
  applicable income tax benefit of $16,390                             -            -        (30,577)           -
-----------------------------------------------------------------------------------------------------------------
Net income                                                      $ 18,462     $ 33,619     $   19,955     $ 71,698
=================================================================================================================

Income per share before extraordinary item and
  cumulative effect of change in accounting principle
    Basic                                                       $   0.10     $   0.19     $     0.27     $   0.42
    Diluted                                                         0.09         0.18           0.25         0.39
Net income per share
    Basic                                                       $   0.10     $   0.19     $     0.11     $   0.40
    Diluted                                                         0.09         0.18           0.10         0.37
-----------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED                                                      MIRAGE RESORTS, INCORPORATED
STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------------------------------

Six months ended June 30                                                            1999         1998
--------------------------------------------------------------------------------------------------------
(In thousands)
Cash flows from operating activities
  Net income                                                                   $  19,955      $  71,698
  Adjustments to reconcile net income to net cash provided by operating activities
      Provision for losses on receivables                                         11,808         10,403
      Depreciation and amortization of property and equipment, including
        amounts reported as corporate expense                                    103,514         51,390
      Expensed preopening and related promotional costs                           35,575              -
      Equity in earnings of Monte Carlo                                          (16,580)       (14,786)
      Distributions from Monte Carlo                                              19,000          9,500
      Non-recurring charges, before related income tax benefit
        Loss on early retirement of debt                                               -          5,418
        Cumulative effect of change in method of accounting for pre-
          opening costs                                                           46,967              -
      Deferred income taxes                                                       (9,708)         6,234
      Changes in components of working capital pertaining to operating activities
          (Increase) decrease in trade receivables and other current assets      (29,988)        17,776
          Decrease in trade accounts payable and accrued expenses                 (7,273)       (29,689)
      Other adjustments                                                           (1,902)           218
-------------------------------------------------------------------------------------------------------
               Net cash provided by operating activities                         171,368        128,162
-------------------------------------------------------------------------------------------------------

Cash flows from investing activities
  Preopening and related promotional costs                                       (35,575)       (29,064)
  Capital expenditures                                                          (285,579)      (489,166)
  Increase (decrease) in preopening and construction payables                     (9,329)         5,610
  Proceeds from sales of property and equipment                                   14,569         58,624
  Boardwalk acquisition costs, net of cash acquired                                    -        (55,562)
  Other investing activities                                                       8,706        (28,485)
-------------------------------------------------------------------------------------------------------
               Net cash used for investing activities                           (307,208)      (538,043)
-------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Net increase (decrease) in bank credit facility and commercial
    paper borrowings                                                            (293,271)       301,231
  Issuance of long-term debt                                                           -        394,728
  Retirement of long-term debt                                                         -       (237,110)
  Issuance of common stock                                                       415,562              -
  Exercise of common stock options, including related income tax benefit          24,946          2,178
  Other financing activities                                                        (305)        (4,652)
-------------------------------------------------------------------------------------------------------
               Net cash provided by financing activities                         146,932        456,375
-------------------------------------------------------------------------------------------------------

Cash and cash equivalents
  Increase for the period                                                         11,092         46,494
  Balance, beginning of period                                                    74,814         99,337
-------------------------------------------------------------------------------------------------------
  Balance, end of period                                                       $  85,906      $ 145,831
=======================================================================================================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONDENSED CONSOLIDATED             MIRAGE RESORTS, INCORPORATED
FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------------------------
NOTE 1 - COMPANY DESCRIPTION AND BASIS OF PRESENTATION

Mirage Resorts, Incorporated (the "Company"), a Nevada corporation, through wholly owned subsidiaries, owns and operates some of the world's most successful casino-based entertainment resorts. These resorts include Bellagio (which opened on October 15, 1998), The Mirage and Treasure Island, all located on the Las Vegas Strip. The Company also owns the Golden Nugget, located in downtown Las Vegas, and the Golden Nugget-Laughlin, located along the Colorado River in Laughlin, Nevada. On June 30, 1998, the Company acquired the Holiday Inn - Registered Trademark - Casino Boardwalk ("Boardwalk") on the Las Vegas Strip. The Company's newest resort, Beau Rivage, opened on March 16, 1999. Beau Rivage is a luxurious 1,780-guestroom beachfront resort located on an approximately 36-acre site where Interstate 110 meets the Gulf Coast in Biloxi, Mississippi.

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

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been included. The results for the 1999 interim periods are not necessarily indicative of expected results for the full year.

Certain  amounts in the 1998 condensed consolidated financial statements
have  been  reclassified to conform with the 1999  presentation.   These
reclassifications had no effect on the Company's net income.

NOTE 2 - ISSUANCE OF COMMON STOCK

On May 11, 1999, the Company completed an underwritten public offering of 16,633,663 shares of common stock at $25.00 per share. The net proceeds from the offering of approximately $415.6 million were used to reduce the Company's outstanding bank credit facility and commercial paper borrowings.

NOTE 3 - ACCOUNTING CHANGE

Effective January 1, 1999, the Company adopted Statement of Position No. 98-5 - Reporting on the Costs of Start-Up Activities ("SOP 98-5"). The provisions of SOP 98-5 are effective for fiscal years beginning after

December 15, 1998 and require the costs associated with start-up activities (including preopening costs of casinos) to be expensed as incurred. The Company previously capitalized preopening costs and amortized them to expense over the 60-day period following opening of the related facility. As required by SOP 98-5, the Company wrote off all capitalized preopening costs as of January 1, 1999 associated with Beau Rivage and its development activities in Atlantic City, New Jersey. The write-off resulted in a charge during the 1999 six-month period, net of income tax benefit, of $30.6 million ($0.16 per share basic and $0.15 per share diluted).

During the three- and six-month periods ended June 30, 1999, the Company also incurred and expensed additional preopening and related promotional costs associated with these projects as follows:

                                                 Three             Six
For the periods ended June 30, 1999              Months           Months
------------------------------------------------------------------------
(In thousands, except per share amounts)
Preopening and related promotional expense      $  4,120        $ 35,575
Income tax benefit                                (1,442)        (12,277)
------------------------------------------------------------------------
                                                $  2,678        $ 23,298
========================================================================

Per share amount, net of income tax benefit
  Basic                                         $   0.01        $   0.13
  Diluted                                       $   0.01        $   0.12
------------------------------------------------------------------------

Under the Company's previous accounting method, there would have been no cumulative effect adjustment, and Beau Rivage's preopening and related promotional costs would have been amortized to expense as follows:

                                                 Three             Six
For the periods ended June 30, 1999              Months           Months
------------------------------------------------------------------------
(In thousands, except per share amounts)
Preopening and related promotional expense      $ 40,251        $ 54,489
Income tax benefit                               (13,946)        (18,877)
------------------------------------------------------------------------
                                                $ 26,305        $ 35,612
========================================================================

Per share amount, net of income tax benefit
  Basic                                         $   0.14        $   0.19
  Diluted                                       $   0.13        $   0.18
------------------------------------------------------------------------

NOTE 4 - INCOME PER SHARE OF COMMON STOCK

The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

                                           Three Months                  Six Months
                                    -------------------------   --------------------------
For the periods ended June 30           1999          1998          1999           1998
------------------------------------------------------------------------------------------
Weighted-average common shares
 outstanding (used in the
 calculation of basic
 earnings per share)                191,239,483   179,541,427   185,882,896    179,492,245
Potential dilution from
 the assumed exercise
 of common stock options             12,696,487    12,463,474    11,808,379     12,866,460
------------------------------------------------------------------------------------------
Weighted-average common and
 common equivalent shares
 (used in the calculation
 of diluted earnings per share)     203,935,970   192,004,901   197,691,275    192,358,705
==========================================================================================

Stock options with an exercise price higher than the average market price of the common stock during the period are excluded from the calculation of diluted earnings per share. As a result, a weighted-average of approximately 2,607,000 and 1,905,000 stock options was excluded from the calculation during the 1998 three- and six-month period, respectively. The number of stock options excluded from the calculation during the 1999 periods was not material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Our two new resorts had a major impact on our operating results during the 1999 periods. Bellagio opened on the Las Vegas Strip on October 15, 1998. The 1999 second quarter was also the first full quarter of operation for our Beau Rivage resort in Biloxi, Mississippi, which opened on March 16, 1999.

Including the contribution from these two new resorts, our total revenues for the 1999 second quarter and six-month period increased by 83% and 78%, respectively, over the prior-year period. Company-wide table games revenues increased by $51.8 million, or 69%, for the quarter and $124.3 million, or 72%, for the year-to-date period. Table games drop (which approximates the amount of money exchanged by customers for gaming chips) for each of these periods rose by 70%. The Company-wide table games win percentage during both periods in 1998 and 1999 was below our historical average. The win percentage during each of the second quarters was 16.8%, sharply below our historical average. For the six-month periods, our Company-wide table games win percentage was 18.6% in 1999 and 18.4% in 1998. Based on historical results for the past three calendar years and the mix of table games business at our new resorts, we estimate that the Company-wide table games win percentage in the 1999 second quarter should have been approximately 20%. We estimate that the 3.2-percentage point differential between the 1999 second quarter's win percentage and the expected norm reduced our earnings during that period by some $0.06 per share.

Our slot win also increased substantially over the 1998 periods. Company-wide slot win grew by $60.1 million, or 75%, for the quarter and $102.5 million, or 62%, for the six-month period.

Non-casino revenues during the 1999 periods totaled $356.2 million for the quarter and $681.4 million for the six-month period. Such amounts represent increases of 93% and 88% over the respective 1998 totals. Company-wide occupancy of available standard guestrooms during the second quarter averaged 96.5% in 1999 and 99.3% in 1998. The comparable occupancy percentages for the six-month periods were 97.2% and 98.7%, respectively. Our Company-wide average daily standard room rate increased by 16% for the quarter and 19% for the six-month period, principally reflecting Bellagio's room rates, which are generally higher that those of our other resorts.

In addition to the low table games win percentage, our operating margin was impacted by several other factors during the 1999 periods. As noted previously, the 1999 second quarter was the first full quarter of operations for Beau Rivage. As is common for many new resort hotels, guestroom occupancy started low and increased gradually. Occupancy of Beau Rivage's standard guestrooms was 75.6% in April, 81.0% in May and 93.8% in June. The average daily room rate at this property also increased gradually. The earnings contribution from Beau Rivage was also constrained in the period since opening by additional payroll, advertising and other costs related to our efforts to establish this resort's long-term position as the leader in the Gulf Coast market.

As part of our effort to increase tourism to the Mississippi Gulf Coast, we entered into an agreement in the first quarter with AirTran Airways to provide additional air service to the region. Similar to Beau Rivage's room occupancy, the popularity of the new air service increased each month. The overall load factors on the flights averaged 38% in April, 52% in May and 53% in June.

In Las Vegas, we are refurbishing all of the guestrooms and suites at Treasure Island. This $70 million program began in February and is scheduled for completion in October. When completed, Treasure Island will have 33 additional suites (replacing 65 of its standard guestrooms) and the furnishings of its remaining 2,614 standard guestrooms will be considerably higher in quality than they were previously. Due to the refurbishment program, there were approximately 9% fewer available room nights at Treasure Island during the second quarter and 8% fewer during the six-month period as compared with the same periods in 1998.

A more competitive market environment has also impacted our Las Vegas resorts during 1999. A major new competing resort opened on March 2 at the southern end of the Las Vegas Strip and another major new resort has been opening in stages directly across the Strip from Treasure Island and The Mirage. We are continuing to develop and implement strategies to enhance our competitive position in Las Vegas. Some of these strategies include introducing new restaurants and entertainment attractions, refurbishing our guestrooms and introducing new advertising and marketing programs. We believe that some of our greatest strengths for dealing with the new competition are the superior design, condition and locations of our resorts and the friendliness and professionalism of our employees.

With Bellagio and Beau Rivage now open, our depreciation expense has increased significantly. Our depreciation expense, when compared with the prior year, increased by $29.9 million, or 133%, in the second quarter and $51.1 million, or 113%, in the 1999 six-month period. The substantial growth in the size of our Company has also resulted in higher corporate expense. This additional expense primarily reflects increased payroll and professional fees together with the costs associated with our expanded activities in pursuit of entertainment attractions for our resorts.

Our jointly owned Monte Carlo resort has performed well during 1999 amidst the additional competition on the Las Vegas Strip. Its revenues, operating profit and net income all increased slightly in both the first and second quarters over the respective 1998 periods. Higher room revenues account for most of the increase in the resort's operating results, which we attribute largely to the opening of the adjacent Bellagio and connection of the two resorts by a monorail.

The 1999 periods were impacted by a recently issued accounting statement that requires start-up costs, including preopening costs of new hotel-casinos, to be expensed as incurred. We previously capitalized these costs and amortized them to expense over the 60-day period following opening of the related facility, which is our estimate of the period of economic benefit associated with these costs.

Although we disagree with the logic of this new accounting statement, we had no choice but to adopt its provisions effective January 1, 1999. As a result, we wrote off all $47.0 million of previously capitalized preopening costs, including $24.7 million related to Beau Rivage and $22.3 million related to our development in Atlantic City. After deducting the related income tax benefit, the write-off resulted in a cumulative effect charge of $30.6 million. We also incurred and expensed an additional $4.1 million of preopening costs during the
1999 second quarter, principally relating to our development activities in Atlantic City. Preopening costs incurred and expensed during the 1999 six-month period totaled $35.6 million and largely represent the costs associated with hiring and training Beau Rivage's workforce.

The  following  table  presents the impact of these charges on  our  net
income for the three-  and  six-month periods ended June 30, 1999.   All
adjustment amounts are shown net of applicable income tax benefit.

                                                 Three Months                   Six Months
                                          --------------------------    --------------------------
                                                        Per Share                     Per Share
                                                    ----------------              ----------------
For the periods ended June 30, 1999       Amount    Basic    Diluted    Amount    Basic    Diluted
--------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
Net income, as reported                  $18,462    $0.10     $0.09    $19,955    $0.11     $0.10
Cumulative effect (to January 1, 1999)
  of accounting change                         -        -         -     30,577     0.16      0.15
Preopening and related promotional
  costs incurred and expensed              2,678     0.01      0.01     23,298     0.13      0.12
-------------------------------------------------------------------------------------------------
Income before charges for preopening
  and related promotional costs          $21,140    $0.11     $0.10    $73,830    $0.40     $0.37
=================================================================================================

Reflecting our investment in Bellagio and Beau Rivage, our debt levels and associated interest cost have risen significantly. With these new resorts now complete, we are capitalizing very little of our interest cost, resulting in a much higher charge for interest expense. This higher interest expense will be reduced in part by the use of the

$415.6 million net proceeds from our May 11, 1999 stock offering to repay outstanding debt. The category "Other, including interest income" during the 1998 periods includes interest earned on certain of Boardwalk's previously issued debt securities that we acquired as part of the acquisition. The category also includes interest earned on an escrow account that we established in October 1997 to fund our portion of the cost of road improvements in the Marina area of Atlantic City, New Jersey.

The $3.5 million ($0.02 per share basic and diluted) extraordinary loss in the 1998 six-month period reflects the early repayment in March of all $100 million of our 9 1/4% senior subordinated notes. It was economically advantageous for us to repay the notes using funds from lower cost borrowings, even after considering the prepayment penalty that accounted for most of the extraordinary charge. We incurred no similar charge during the 1999 periods.

CAPITAL RESOURCES, CAPITAL SPENDING AND LIQUIDITY

During the first half of 1999, we principally used our operating cash flow together with borrowings under our bank credit facility and commercial paper program for the completion of Beau Rivage. Net cash provided by operating activities (as shown in the Condensed Consolidated Statements of Cash Flows) totaled $171.4 million during the first six months of 1999, versus $128.2 million during the same 1998 period. This increase principally reflects the additional contribution from Bellagio and Beau Rivage. The 1999 period also includes additional cash distributions from Monte Carlo of $9.5 million.

Principally relating to the completion of Beau Rivage, capital expenditures during the 1999 six-month period totaled $285.6 million and preopening and related promotional costs amounted to $35.6 million. Including land, capitalized interest and preopening costs, Beau Rivage was completed at a total cost of approximately $685 million. Capital expenditures during the first half of 1999 also include $35.1 million associated with the guestroom and suite refurbishment program at Treasure Island. Completion of the project is scheduled for October at an estimated total cost of approximately
$70 million. At June 30, 1999, we had incurred $36.5 million of this amount.

During the 1998 six-month period, capital expenditures and preopening and related promotional costs totaled $489.2 million and $29.1 million, respectively. In addition to amounts associated with Beau Rivage, the 1998 expenditures also included amounts expended for development of Bellagio.

Proceeds from sales of property and equipment totaled $14.6 million during the 1999 six-month period, principally representing sales of various pieces of fine artwork previously held for display and resale in the Bellagio Gallery of Fine Art. During this same period, we also acquired $12.6 million of fine art for display and resale. During the 1998 period, we received proceeds from sales of property and equipment of $58.6 million. This amount also included proceeds from sales of fine artwork, as well as $23.5 million received from the sale of 16 acres of land in Las Vegas.

We completed the purchase of the Boardwalk hotel-casino and related assets on June 30, 1998. The purchase required total cash outlays of approximately $112.0 million. We spent approximately $51.9 million of this amount in 1997, primarily to acquire certain of Boardwalk's previously issued debt securities. The Boardwalk acquisition, together with $118.8 million we incurred in September 1998 and $27.6 million we spent in 1997 to acquire adjacent land on the Las Vegas Strip, completed the assemblage of an approximately 23-acre site at a total cost of $258.4 million. Combined with other land we purchased in 1993, we now own approximately 55 acres for future development with over 1,200 feet of frontage on the Strip between Bellagio and Monte Carlo.

We are in the very early design phase for a potential new hotel-casino resort we expect to develop on this site. The design, timing and cost of the new resort are still highly uncertain and will depend on several factors. Among these factors is the market's absorption of Bellagio and the other new resorts on the Las Vegas Strip. Because we acquired the Boardwalk and adjacent land for development of a new resort, interest cost is being capitalized on the funds used for such purchases. In the interim, Boardwalk is being accounted for as an incidental operation. Under this method, Boardwalk's operations are excluded from our consolidated operating results and its net income, as well as rental income from the adjacent land, is recorded as a reduction in the carrying value of the land.

We are progressing with the design phase for our resort development in the Marina area of Atlantic City and construction is continuing on the previously funded joint venture road improvement project with the state. Our current plans call for the development of a wholly owned hotel-casino resort and, as described below, construction of a second resort on a 25-acre portion of our 120-acre site in partnership with Boyd Gaming Corporation. A budget and construction schedule for our wholly owned hotel-casino have not yet been finalized.

In July 1998, we entered into an amended joint venture agreement with Boyd for the development of a $750 million entertainment resort with at least 1,200 guestrooms that will be connected to our planned wholly owned hotel-casino. We will design and develop the master plan for the Marina site and Boyd will oversee the design and construction of the joint venture resort. Boyd will also operate the joint venture resort upon completion. Under the agreement, we will contribute the 25 acres of land and $60 million in cash, of which approximately $5 million had been contributed at June 30, 1999. Boyd will contribute $150 million in cash. The joint venture will attempt to obtain acceptable financing for the remaining cost of the project that is non-recourse to both our Company and Boyd. If the necessary permits and financing are obtained, construction of the joint venture resort could begin by early next year.

Both our Company and the joint venture must apply for and receive numerous governmental permits and satisfy other conditions before construction of either hotel-casino can begin. Additionally, a current Atlantic City hotel-casino operator and others have filed various lawsuits challenging the validity of our previous agreement with the City of Atlantic City to acquire the land and seeking to stop the construction of the road improvements. Our Company has prevailed in all of these lawsuits that have been adjudicated to date, but a number of lawsuits are still pending in various stages and others could be filed in the future. As a result of these factors, we cannot be certain of the ultimate development or timing of construction of the hotel-casinos planned for the Marina site.

We used the $415.6 million net proceeds received from the May 11, 1999 issuance of 16,633,663 shares of our common stock to reduce outstanding bank credit facility and commercial paper borrowings. As a result, we achieved a $293.3 million net decrease in these borrowings during the first half of 1999. At July 31, 1999, these borrowings totaled $1.17 billion, leaving $580 million combined availability under our $1.75 billion revolving bank credit facility and commercial paper program.

During the 1998 six-month period, net borrowings under our bank credit facility and commercial paper program increased by $301.2 million. We also received net proceeds of $394.7 million from the issuance in February 1998 of $400 million total principal amount of unsecured debt. This debt consisted of $200 million of 6 5/8% notes due in 2005 and an equal amount of 6 3/4% notes due in 2008. Approximately $237.1 million of the proceeds from the issuance were effectively used in March 1998 to repay our $133 million zero coupon first mortgage notes upon maturity and to retire early all $100 million of our 9 1/4% senior subordinated notes. The balance of the incremental borrowing during the 1998 period was primarily used to fund construction of our two new resorts and the acquisition of Boardwalk.

We believe our existing cash balances, future operating cash flow and available borrowing capacity will provide us with sufficient resources to meet our existing debt obligations and foreseeable capital expenditure requirements.

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

As of July 31, 1999, about 70% of our systems had been tested by our personnel or vendor personnel and found to be Year 2000 compliant. We do not yet know precisely how many of the remaining systems are Year 2000 compliant. Our goal is to have most internally developed systems Year 2000 compliant by August 1999 and all systems compliant by year-end 1999. We have not developed a comprehensive contingency plan. As previously mentioned, however, a number of our critical hotel and casino systems are currently backed up by manual procedures that we use during times of system malfunctions. We will continue to assess the need for a comprehensive contingency plan as we implement our corrective action plan.

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

During the period from 1997 through 1999, we have installed and will be installing new slot accounting, hotel management and financial accounting systems. Each of these new systems is Year 2000 compliant and also has numerous enhancements over our prior systems. The total cost of installing these new systems is approximately $18 million, of which we had incurred approximately $12 million through July 31, 1999. We believe that only a small portion of this cost relates directly to the Year 2000 issue. We also believe that we would have installed these systems within this time frame irrespective of the Year 2000 issue. The cost of addressing the Year 2000 issue has not been and is not expected to be material to our financial condition or results of operations.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "may," "could," "might" and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements involve important risks and uncertainties that could significantly affect our anticipated future results and, therefore, our actual results may differ materially from those described in any forward-looking statement. These risks and uncertainties include those relating to competition, development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or international economic conditions, pending or future legal proceedings, the effects of the Year 2000 issue, changes in federal or state tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions). Additional information concerning potential factors that we think could cause our actual results to differ materially from expected and historical results is included under the caption "Factors that May Affect Our Future
Results" in Item 1 of the 1998 Annual Report. This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      The  Company's  1999  Annual   Meeting  of   Stockholders  (the
         "Meeting") was held on June 9, 1999.

(c) At the Meeting, Elaine P. Wynn and Richard D. Bronson were re-elected to serve three-year terms as members of the Board of Directors. The results of the voting were as follows:

                                                        Shares
                                               -------------------------
                                                   For         Withheld
                                               -----------    ----------
            Mrs. Wynn                          163,623,642    10,430,883
            Mr. Bronson                        163,664,087    10,390,438

         At the Meeting, the stockholders also approved the Company's 1999 Cash Bonus Plan and ratified the appointment of Arthur Andersen LLP as the Company's independent accountants for 1999. The results of the voting were as follows:

                                                    Shares
                                    ------------------------------------
                                     In Favor      Opposed    Abstaining
                                    -----------   ----------  ----------
            1999 Cash Bonus Plan    160,354,145   12,537,362   1,163,018
            Arthur Andersen LLP     173,023,548      269,924     761,053

         Additionally, at the Meeting the stockholders approved an amendment to the Company's Articles of Incorporation in order to add a provision required by the New Jersey Casino Control Act. The vote on the amendment was 136,861,085 shares in favor and 1,097,344 shares opposed, with 3,432,720 shares abstaining and 32,663,376 broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

      3.1 Certificate of Amendment of Articles of Incorporation of the Company, filed June 28, 1999.

     10.1 Employment Agreement, dated as of May 20, 1999, among the Company, GNLV, CORP. and Barry A. Shier.

     10.2 Letter agreement, dated May 19, 1999, between Bellagio and Stephen A. Wynn.

     10.3 Letter agreement, dated June 16, 1999, between Bellagio and Stephen A. Wynn.

     10.4 Letter agreement, dated June 29, 1999, between Bellagio and Stephen A. Wynn.

     10.5 Amendment No. 4 to Amended and Restated Loan Agreement, dated as of June 29, 1999, among the Company, the Banks, Co-Arrangers, Co-Agents and Documentation Agent referred to therein and Bank of America National Trust and Savings Association, as Administrative Agent.

     10.6 Letter agreement, dated December 31, 1998, between Bellagio and Stephen A. Wynn (with exhibit).

     15 Letter from independent public accountants acknowledging awareness of the use of their report dated August 4, 1999 in the Company's registration statements.

     27     Financial Data Schedule.

(b)  Reports on Form 8-K.

     On May 10, 1999, the Company filed a Current Report on Form 8-K dated May 6, 1999 in which it filed, under Items 5 and 7, an Underwriting Agreement and related Pricing Agreement with Goldman, Sachs & Co. relating to a public offering of the Company's common stock.

                              SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Mirage Resorts, Incorporated

August 5, 1999                   by:    DANIEL R. LEE
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