Form 10-Q
period 1999-09-30
MIRAGE RESORTS INC
filed 1999-11-12
CIK 42246

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13  OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common
stock,  $0.004  par  value,   193,194,731   shares   outstanding  as  of
November 8, 1999.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


The unaudited condensed consolidated financial information as of September 30, 1999 and for the three-month and nine-month periods ended September 30, 1999 and 1998 included in this report was reviewed by Arthur Andersen LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.

             REVIEW REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
             -----------------------------------------------


To the Directors and Stockholders
of Mirage Resorts, Incorporated


We have reviewed the accompanying condensed consolidated balance sheet of Mirage Resorts, Incorporated (a Nevada corporation) and subsidiaries (the "Company") as of September 30, 1999, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1999 and 1998 and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1999 and 1998. These condensed consolidated financial statements are the responsibility of the Company's management.

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



                                  ARTHUR ANDERSEN LLP



Las Vegas, Nevada
November 4, 1999

CONDENSED CONSOLIDATED                                       MIRAGE RESORTS, INCORPORATED
BALANCE SHEETS
-----------------------------------------------------------------------------------------
                                                       At September 30,    At December 31,
                                                                  1999               1998
-----------------------------------------------------------------------------------------
(In thousands)                                             (UNAUDITED)
ASSETS

Current assets
  Cash and cash equivalents                                 $  101,319         $   74,814
  Trade receivables, net of allowance for doubtful
    accounts of $55,727 and $40,480                            131,971            118,125
  Inventories                                                   95,370             74,195
  Preopening costs                                                   -             24,718
  Deferred income taxes                                         26,356             23,180
  Prepaid expenses and other                                    73,966             83,445
-----------------------------------------------------------------------------------------
            Total current assets                               428,982            398,477
Property and equipment, net of accumulated
  depreciation of $870,694 and $733,032                      3,971,595          3,290,189
Construction in progress                                        92,705            539,530
Other assets, net                                              238,079            302,006
-----------------------------------------------------------------------------------------
                                                            $4,731,361         $4,530,202
=========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Trade accounts payable                                    $  106,008         $  129,592
  Construction payables                                         15,084             42,859
  Accrued expenses                                             178,093            155,675
  Current maturities of long-term debt                             311                404
-----------------------------------------------------------------------------------------
            Total current liabilities                          299,496            328,530
Long-term debt, net of current maturities                    2,117,425          2,378,507
Other liabilities, including deferred income taxes
  of $208,987 and $207,063                                     223,844            221,328
-----------------------------------------------------------------------------------------
            Total liabilities                                2,640,765          2,928,365
-----------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity
  Common stock: 198,950 and 180,120 shares outstanding             940                940
  Additional paid-in capital                                 1,083,715            738,665
  Retained earnings                                          1,192,481          1,145,497
  Treasury stock, at cost: 36,198 and 55,028 shares           (186,540)          (283,265)
-----------------------------------------------------------------------------------------
            Total stockholders' equity                       2,090,596          1,601,837
-----------------------------------------------------------------------------------------
                                                            $4,731,361         $4,530,202
=========================================================================================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED                                                               MIRAGE RESORTS, INCORPORATED
STATEMENTS OF INCOME (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------
                                                                    Three Months                Nine Months
                                                                ---------------------     -----------------------
For the periods ended September 30                                1999        1998            1999        1998
-----------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
Revenues
  Casino                                                        $314,126     $188,351     $  905,914   $  542,541
  Rooms                                                          127,409       69,362        385,683      215,910
  Food and beverage                                              117,607       54,529        339,481      164,665
  Entertainment                                                   52,566       26,488        142,723       73,068
  Retail                                                          37,221       16,040        104,836       47,369
  Other                                                           21,055       11,855         64,583       40,375
-----------------------------------------------------------------------------------------------------------------
                                                                 669,984      366,625      1,943,220    1,083,928
  Less - promotional allowances                                  (63,502)     (34,031)      (180,856)    (100,581)
-----------------------------------------------------------------------------------------------------------------
                                                                 606,482      332,594      1,762,364      983,347
-----------------------------------------------------------------------------------------------------------------
Operating costs and expenses
  Casino-hotel operations                                        390,819      209,611      1,117,696      614,184
  General and administrative                                      81,131       41,939        238,876      121,285
  Depreciation and amortization                                   54,157       21,650        150,346       66,706
-----------------------------------------------------------------------------------------------------------------
                                                                 526,107      273,200      1,506,918      802,175
-----------------------------------------------------------------------------------------------------------------
Operating profit                                                  80,375       59,394        255,446      181,172
Corporate expense                                                (14,872)     (16,718)       (37,982)     (34,810)
Preopening and related promotional expense                        (3,415)           -        (38,990)           -
Equity in earnings of Monte Carlo                                  6,926        5,549         23,506       20,335
-----------------------------------------------------------------------------------------------------------------
Income from operations                                            69,014       48,225        201,980      166,697
Interest cost                                                    (34,637)     (34,376)      (109,791)     (92,619)
Interest capitalized                                               5,940       32,340         23,421       81,968
Other, including interest income                                   1,486        2,677          4,399       11,237
-----------------------------------------------------------------------------------------------------------------
Income before income taxes, extraordinary item
  and cumulative effect of change in accounting
  principle                                                       41,803       48,866        120,009      167,283
Provision for income taxes                                       (14,774)     (18,762)       (42,448)     (61,960)
-----------------------------------------------------------------------------------------------------------------
Income before extraordinary item and cumulative
  effect of change in accounting principle                        27,029       30,104         77,561      105,323
Extraordinary item - loss on early retirement of debt,
  net of applicable income tax benefit of $1,897                       -            -              -       (3,521)
Cumulative effect (to January 1, 1999) of change in
  method of accounting for preopening costs, net of
  applicable income tax benefit of $16,390                             -            -        (30,577)           -
-----------------------------------------------------------------------------------------------------------------
Net income                                                      $ 27,029     $ 30,104     $   46,984     $101,802
=================================================================================================================

Income per share before extraordinary item and
  cumulative effect of change in accounting principle
    Basic                                                       $   0.14     $   0.17     $     0.41     $   0.59
    Diluted                                                         0.13         0.16           0.38         0.55
Net income per share
    Basic                                                       $   0.14     $   0.17     $     0.25     $   0.57
    Diluted                                                         0.13         0.16           0.23         0.53
-----------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED                                                     MIRAGE RESORTS, INCORPORATED
STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------------------------------

Nine months ended September 30                                                    1999           1998
-------------------------------------------------------------------------------------------------------
(In thousands)
Cash flows from operating activities
  Net income                                                                   $  46,984      $ 101,802
  Adjustments to reconcile net income to net cash provided by operating activities
      Provision for losses on receivables                                         20,400         15,340
      Depreciation and amortization of property and equipment, including
        amounts reported as corporate expense                                    161,765         77,271
      Expensed preopening and related promotional costs                           38,990              -
      Equity in earnings of Monte Carlo                                          (23,506)       (20,335)
      Distributions from Monte Carlo                                              27,500         16,400
      Non-recurring charges, before related income tax benefit
        Loss on early retirement of debt                                               -          5,418
        Cumulative effect of change in method of accounting for pre-
          opening costs                                                           46,967              -
      Deferred income taxes                                                       (1,252)        17,196
      Changes in components of working capital pertaining to operating activities
          Increase in trade receivables and other current assets                 (45,942)       (27,628)
          Decrease in trade accounts payable and accrued expenses                 (6,063)       (15,030)
      Other adjustments                                                              142          1,053
-------------------------------------------------------------------------------------------------------
               Net cash provided by operating activities                         265,985        171,487
-------------------------------------------------------------------------------------------------------

Cash flows from investing activities
  Preopening and related promotional costs                                       (38,990)       (66,081)
  Capital expenditures                                                          (398,867)      (920,122)
  (Increase) decrease in construction deposits                                    26,632        (12,040)
  Increase (decrease) in preopening and construction payables                    (22,193)        40,974
  Proceeds from sales of property and equipment                                   16,929         62,071
  Boardwalk acquisition costs, net of cash acquired                                    -        (55,562)
  Other investing activities                                                      (3,353)       (24,903)
-------------------------------------------------------------------------------------------------------
               Net cash used for investing activities                           (419,842)      (975,663)
-------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Net increase (decrease) in bank credit facility and commercial
    paper borrowings                                                            (260,929)       675,826
  Issuance of long-term debt                                                           -        394,728
  Retirement of long-term debt                                                         -       (237,110)
  Issuance of common stock                                                       415,562              -
  Exercise of common stock options, including related income tax benefit          26,284          4,474
  Other financing activities                                                        (555)        (6,110)
-------------------------------------------------------------------------------------------------------
               Net cash provided by financing activities                         180,362        831,808
-------------------------------------------------------------------------------------------------------

Cash and cash equivalents
  Increase for the period                                                         26,505         27,632
  Balance, beginning of period                                                    74,814         99,337
-------------------------------------------------------------------------------------------------------
  Balance, end of period                                                       $ 101,319      $ 126,969
=======================================================================================================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONDENSED CONSOLIDATED             MIRAGE RESORTS, INCORPORATED
FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------------------------

NOTE 1 - COMPANY DESCRIPTION AND BASIS OF PRESENTATION

Mirage Resorts, Incorporated (the "Company"), a Nevada corporation, through wholly owned subsidiaries, owns and operates casino-based enter-tainment resorts. These resorts include Bellagio (which opened on October 15, 1998), The Mirage, Treasure Island and the Holiday Inn - Registered Trademark - Casino Boardwalk ("Boardwalk"), all located on the Las Vegas Strip. The Company also owns the Golden Nugget, located in downtown Las Vegas, and the Golden Nugget-Laughlin, located along the Colorado River in Laughlin, Nevada. The Company's newest resort, Beau Rivage, opened on March 16, 1999. Beau Rivage is a 1,780-guestroom beachfront resort located on an approximately 36-acre site where Inter-state 110 meets the Gulf Coast in Biloxi, Mississippi.

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

NOTE 2 - ISSUANCE OF COMMON STOCK

On May 11, 1999, the Company issued 16,633,663 shares of common stock in a public offering at $25.00 per share. The net proceeds from the offering of approximately $415.6 million were used to reduce the Company's outstanding bank credit facility and commercial paper borrowings.

NOTE 3 - ACCOUNTING CHANGE

Effective January 1, 1999, the Company adopted Statement of Position No. 98-5 - Reporting on the Costs of Start-Up Activities ("SOP 98-5"). The provisions of SOP 98-5 are effective for fiscal years beginning after December 15, 1998 and require the costs associated with start-up activities (including preopening costs of casinos) to be expensed as incurred. The Company previously capitalized preopening costs and amortized them to expense over the 60-day period following opening of the related facility. As required by SOP 98-5, the Company wrote off all capitalized preopening costs as of January 1, 1999 associated with Beau Rivage and its development activities in Atlantic City, New Jersey. The write-off resulted in a charge during the 1999 nine-month period, net of income tax benefit, of $30.6 million ($0.16 per share basic and $0.15 per share diluted).

During the three- and nine-month periods ended September 30, 1999, the Company also incurred and expensed additional preopening and related promotional costs associated with these projects as follows:

                                                 Three             Nine
For the periods ended September 30, 1999         Months           Months
------------------------------------------------------------------------
(In thousands, except per share amounts)
Preopening and related promotional expense       $ 3,415        $ 38,990
Income tax benefit                                (1,195)        (13,472)
------------------------------------------------------------------------
                                                 $ 2,220        $ 25,518
========================================================================

Per share amount, net of income tax benefit
  Basic                                          $  0.01        $   0.13
  Diluted                                        $  0.01        $   0.13
------------------------------------------------------------------------

Under the Company's previous accounting method, all $55.1 million ($36.0 million, $0.19 per share basic and $0.18 per share diluted, net of income tax benefit) of Beau Rivage's preopening and related promotional costs would have been amortized to expense during the nine-month period ended September 30, 1999. There would have been no cumulative effect adjustment.

NOTE 4 - INCOME PER SHARE OF COMMON STOCK

The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

                                           Three Months                 Nine Months
                                    -------------------------   --------------------------
For the periods ended September 30     1999          1998          1999           1998
------------------------------------------------------------------------------------------
Weighted-average common shares
 outstanding (used in the
 calculation of basic
 earnings per share)                198,936,497   179,720,035   190,234,096    179,568,175
Potential dilution from
 the assumed exercise
 of common stock options              7,247,230    10,827,834    10,287,996     12,186,918
------------------------------------------------------------------------------------------
Weighted-average common and
 common equivalent shares
 (used in the calculation
 of diluted earnings per share)     206,183,727   190,547,869   200,522,092    191,755,093
==========================================================================================

Stock options with an exercise price higher than the average market price of the common stock during the period are excluded from the calculation of diluted earnings per share. As a result, a weighted-average of 15,453,839 and 7,274,514 stock options was excluded from the calculation during the three-month periods ended September 30, 1999 and 1998, respectively. The calculation for the nine-month periods excluded a weighted-average of 5,168,080 stock options in 1999 and 3,694,534 in 1998.

NOTE 5 - REPURCHASE OF COMMON STOCK

On October 7, 1999, the Company repurchased 5,754,836 shares of its common stock in a privately negotiated transaction at $15.25 per share. Approximately 3.3 million shares remain authorized under the Company's previously announced 10 million share repurchase program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Our two new resorts had a major impact on our  operating  results during
the  1999 periods.   Bellagio opened on October 15, 1998 and Beau Rivage
opened on March 16, 1999.

Including the contribution from these two new resorts, total revenues for the 1999 third quarter and nine-month period increased by 83% and 79%, respectively, over the prior-year period. Company-wide casino revenues during the quarter climbed to $314.1 million, representing an increase of $125.8 million, or 67%, over the same 1998 period. For the nine-month period, casino revenues totaled $905.9 million, an increase of $363.4 million, or 67%, over the prior-year period. Company-wide table games revenues during the quarter increased by 67% over the 1998 period to $160.3 million and slot revenues increased by 68% to $143.2 million. For the 1999 nine-month period, table games revenues totaled $458.2 million and slot revenues totaled $409.9 million, representing increases of 70% and 64%, respectively, over the prior-year period.

Our Company-wide table games win percentage was relatively normal during the third quarters of both years - 19.6% in 1999 and 20.8% in 1998. By comparison, the Company's overall table games win percentage over the past three calendar years averaged approximately 20%. For the 1999 nine-month period, the Company-wide table games win percentage was somewhat below this historical average at 18.9%, versus 19.2% in the same 1998 period.

Total non-casino revenues during the quarter grew to $355.9 million, nearly doubling the $178.3 million achieved in the 1998 period. For the 1999 nine-month period, total non-casino revenues reached $1.0 billion, compared with $541.4 million for the same period in 1998. Company-wide occupancy of available standard guestrooms was 98% during the 1999 third quarter and the average daily rate was approximately $97. During the 1998 quarter, standard guestroom occupancy was 99% and the average daily rate was approximately $84. For the nine-month periods, standard guestroom occupancy was 97% and the average daily rate was $103 in 1999, versus 99% and $88 in 1998. The increase in the average daily room rate during 1999 principally reflects Bellagio's room rates, which are generally higher than those of our other resorts.

Our operating results were impacted by several factors during the 1999 periods. In Las Vegas, we completed refurbishing all of the guestrooms at Treasure Island in late September. The refurbishment program began in February and resulted in approximately 8% fewer available room nights at Treasure Island during both the three- and nine-month periods of 1999 as compared with the same periods in 1998. As a result of the significant upgrading of the furnishings of its guestrooms, and in recognition of superior customer service, Treasure Island was recently awarded the Four Diamond rating by AAA.

A much more competitive market environment also impacted our Las Vegas resorts during 1999. In addition to the opening of Bellagio in October 1998, three major new competing resorts opened on the Strip during 1999, adding approximately 9,600 guestrooms to the market. We are continuing to develop and implement strategies to enhance our competitive position in Las Vegas. Some of these strategies include introducing new restau-rants and entertainment attractions, refurbishing our guestrooms and introducing new advertising and marketing programs. We believe that some of our greatest strengths for dealing with the new competition are the superior design, condition and locations of our resorts and the friendliness and professionalism of our employees.

At Beau Rivage, as is common for many new resort hotels, guestroom occupancy started low and increased gradually. Occupancy of its standard guestrooms was 83% during the 1999 second quarter (its first full quarter of operation) and increased to approximately 94% during the third quarter. The average daily standard room rate at the resort was approximately $94 during the six-and-one-half-month period since opening. The earnings contribution from Beau Rivage was also constrained in the period since opening by additional payroll, advertising and other costs related to our efforts to establish this resort's long-term position as the leader in the Gulf Coast market.

The 1999 results were also impacted by a recently issued accounting statement that requires start-up costs, including preopening costs of new hotel-casinos, to be expensed as incurred. We previously capitalized these costs and amortized them to expense over the 60-day period following opening of the related facility.

As required, we adopted the provisions of this new accounting statement effective January 1, 1999. As a result, we wrote off all $47.0 million of previously capitalized preopening costs, including $24.7 million related to Beau Rivage and $22.3 million related to our development in Atlantic City. After deducting the related income tax benefit, the write-off resulted in a cumulative effect charge of $30.6 million. We also incurred and expensed an additional $3.4 million of preopening costs during the 1999 third quarter, principally relating to our development activities in Atlantic City. Preopening costs incurred and expensed during the 1999 nine-month period totaled $39.0 million and largely represented the costs associated with opening Beau Rivage.

The following table presents the impact of these charges on our net income for the three- and nine-month periods ended September 30, 1999. All adjustment amounts are shown net of applicable income tax benefit.

                                                 Three Months                  Nine Months
                                          --------------------------    -------------------------
                                                        Per Share                     Per Share
                                                    ----------------              ---------------
For the periods ended September 30, 1999   Amount   Basic    Diluted    Amount    Basic   Diluted
-------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
Net income, as reported                   $27,029   $0.14     $0.13   $ 46,984    $0.25     $0.23
Cumulative effect (to January 1, 1999)
  of accounting change                          -       -         -     30,577     0.16      0.15
Preopening and related promotional
  costs incurred and expensed               2,220    0.01      0.01     25,518     0.13      0.13
-------------------------------------------------------------------------------------------------
Income before charges for preopening
  and related promotional costs           $29,249   $0.15     $0.14   $103,079    $0.54     $0.51
=================================================================================================

With Bellagio and Beau Rivage now open, our depreciation expense increased by $32.5 million in the 1999 third quarter and $83.6 million in the 1999 nine-month period.

Our jointly owned Monte Carlo resort's revenues, operating profit and net income all increased over the 1998 three- and nine-month periods. Higher room revenues accounted for most of the increase in the resort's operating results, reflecting an increase in both occupancy and the average daily room rate.

With Bellagio and Beau Rivage now complete, we are capitalizing a much smaller portion of our interest cost. As a result, net interest expense for the 1999 third quarter was $28.7 million, versus $2.0 million in the prior-year period. For the nine-month comparison, net interest expense totaled $86.4 million in 1999, versus $10.7 million in 1998.

The $3.5 million ($0.02 per share basic and diluted) extraordinary loss in the 1998 nine-month period reflects the early repayment in March of all $100 million of our 9 1/4% senior subordinated notes. It was economically advantageous for us to repay the notes using funds from lower cost borrowings, even after considering the prepayment penalty that accounted for most of the extraordinary charge. We incurred no similar charge during the 1999 periods.

CAPITAL RESOURCES, CAPITAL SPENDING AND LIQUIDITY

Net cash provided by operating activities (as shown in the Condensed Consolidated Statements of Cash Flows) totaled $266.0 million during the 1999 nine-month period, versus $171.5 million during the 1998 period. This increase principally reflects the contribution from Bellagio and Beau Rivage, as well as additional cash distributions from Monte Carlo of $11.1 million.

The majority of our operating cash flow during the 1999 nine-month period was effectively used for the completion of Beau Rivage. After giving effect to the change in associated deposit and payable amounts, capital expenditures and preopening and related promotional costs required net cash of $433.4 million during the 1999 nine-month period. This amount also includes expenditures associated with the recently completed guestroom refurbishment program at Treasure Island.

Our purchase of the Boardwalk hotel-casino and related assets was completed on June 30, 1998. The Boardwalk acquisition, combined with other land we previously acquired, provides us with approximately 55 acres for future development with over 1,200 feet of frontage on the Las Vegas Strip between Bellagio and Monte Carlo. We are in the very early design phase for a potential new hotel-casino resort we expect to ultimately develop on this site. The design, timing and cost of the new resort are still highly uncertain and will depend on several factors. Among these factors is the market's absorption of the new resorts on the Las Vegas Strip. Because we acquired the Boardwalk and adjacent land for development of a new resort, interest cost is being capitalized on the funds used for such purchases. In the interim, Boardwalk is being accounted for as an incidental operation. Under this method, Boardwalk's operations are excluded from our consolidated operating results and its net income, as well as rental income from the adjacent land, is recorded as a reduction in the carrying value of the land.

We  are  progressing  with the  design and  budgeting  of  our  proposed resort development in the Marina area of Atlantic City. Our current plans call for a wholly owned hotel-casino resort and construc-tion of a second resort on a 25-acre portion of our 120-acre site in partnership with Boyd Gaming Corporation. We have not yet finalized the design, budget or construction schedule for our wholly owned hotel-casino. As part of our agreement with the City of Atlantic City to acquire the land, we are required to remediate environmental contamina-tion at the Marina site, which was a municipal landfill until 1975. We began the remediation in November 1998 and had completed approximately 65% of the work at October 31, 1999. Also as part of our agreement with the City, we have completed demolition of the City-owned facilities pre-viously located on the site and we recently commenced relocation of on-site public utilities. Construction is also continuing on the previously funded joint venture road improvement project with the State of New Jersey to improve access to the Marina area. The project is scheduled for completion in May 2001.

Our joint venture agreement with Boyd calls for the development of a $750 million entertainment resort with at least 1,200 guestrooms on the Marina site. The joint venture resort, currently named "The

Borgata," will be connected to our planned wholly owned hotel-casino. We are currently designing and will develop the master plan improvements for the Marina site. Boyd will oversee the design and construction of The Borgata and operate the resort upon completion. Under the agreement, subject to the receipt of acceptable financing as described below, we will contribute the 25 acres of land and $60 million in cash, of which approximately $5 million had been contributed at September 30, 1999. Boyd will contribute $150 million in cash. The joint venture will attempt to obtain acceptable financing for the remaining cost of the project that is non-recourse to both our Company and Boyd. If the necessary permits and financing are obtained, construction of The Borgata could begin in the first half of next year.

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

The $415.6 million net proceeds received from the May 11, 1999 issuance of 16,633,663 shares of our common stock were used to reduce borrowings outstanding under our $1.75 billion bank credit facility and commercial paper program. As a result, we achieved a $260.9 million net decrease in these borrowings during the 1999 nine-month period. We used commercial paper borrowings to fund the October 7, 1999 repurchase of 5,754,836 shares of our common stock at $15.25 per share. At October 31, 1999, our outstanding bank credit facility and commercial paper borrowings totaled approximately $1.3 billion, leaving $480 million combined availability.

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

RISK FACTORS

We are in many ways engaged in a low-technology business. Nevertheless, we do use computers extensively to assist our employees in providing good service to our guests and to assist us in monitoring our oper-ations.

Computers  on occasion fail, irrespective of the Year 2000  issue.   For
this reason, where appropriate, we maintain paper and magnetic tape back-ups and our employees are trained in the use of manual procedures. This is not to imply that there is no risk to us from the Year 2000 issue. The risks could be substantial. Most of our guestrooms, for example, are easily accessed only by elevator, and most elevators incorporate some computer technology. Likewise, our heating, ventilation, life safety and air conditioning systems are highly computerized and, of course, critical to our operations. We are also exposed to the risk that one or more of our vendors or suppliers could experience Year 2000 problems that may impact their ability to provide us with goods and services. With respect to the suppliers of many of our goods, we gen-erally have alternative suppliers. However, the disruption of certain services, in particular utilities and financial services, could, depend-ing upon the extent of the disruption, have a material adverse impact on our operations.

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

STRATEGY

We have an extensive Year 2000 compliance program and have completed an inventory of our various systems that may be sensitive to the Year 2000 issue. We prioritized the importance of these systems to our operations and formed teams and assigned responsibilities to ensure Year 2000 compliance of all critical systems. When inquiry seems reasonable, we are also contacting third parties that are important to our business to ascertain their Year 2000 readiness. We are developing alternatives for those third parties where we perceive there could be a problem.

As of September 30, 1999, about 82% of our systems had been tested by our personnel or vendor personnel and found to be Year 2000 compliant. We have identified the remaining systems that are not Year 2000 compliant and believe that any significant risks with respect to those systems will be mitigated by year-end. We have developed a comprehensive Year 2000 support strategy and will have appropriate personnel on-site throughout the transition into the New Year. As previously mentioned, a number of our critical hotel and casino systems are currently backed up by manual procedures that we use during times of system malfunctions. During the New Year transition, these procedures will include more extensive manual tracking as an added safeguard.

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

During the period from 1997 through 1999, we have installed and will be installing new slot accounting, hotel management and financial accounting systems. Each of these new systems is Year 2000 compliant and also has numerous enhancements over our prior systems. The total cost of installing these new systems is approximately $18 million, of which we had incurred approximately $13 million through October 31, 1999. We believe that only a small portion of this cost relates direct-ly to the Year 2000 issue. We also believe that we would have installed these systems within this time frame irrespective of the Year 2000 issue. The cost of addressing the Year 2000 issue has not been and is not expected to be material to our financial condition or results of operations.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On September 28, 1999, a former stockholder of the Company's Boardwalk subsidiary filed a first amended complaint in a purported class action lawsuit in District Court for Clark County, Nevada against the Company and certain former directors and principal stockholders of that subsid-iary. The complaint alleges that the Company induced the other defen-dants to breach their fiduciary duties to the Boardwalk's minority shareholders by devising and implementing a scheme by which the Company acquired Boardwalk at significantly less than the true value of its shares. The complaint seeks an unspecified amount of compensatory damages from the Company and compensatory and punitive damages from the other defendants. We believe that the claims in the complaint are with-out merit and intend to defend the case vigorously.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     10.1 Letter agreement, dated August 1, 1999, between Bellagio and Stephen A. Wynn.

     10.2 Letter agreement, dated September 1, 1999, between Bellagio and Stephen A. Wynn.

     10.3 Employment Termination and Settlement Agreement, dated as of September 7, 1999, between the Company and Daniel R. Lee (without exhibit).

     15 Letter from independent public accountants acknowledging awareness of the use of their report dated November 4, 1999 in the Company's registration statements.

     27     Financial Data Schedule.

(b)  Reports on Form 8-K.

     On July 2, 1999, the Company filed a Current Report on Form 8-K dated July 1, 1999. Under Items 5 and 7 of the Form 8-K, the
     Company filed its Press Release dated July 1, 1999 reporting expected earnings for the quarter ended June 30, 1999.

                              SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Mirage Resorts, Incorporated

November 10, 1999                   by: ROBERT H. BALDWIN
-----------------                       --------------------------------
     Date                               Robert H. Baldwin
                                        Chief   Financial   Officer  and
                                         Treasurer (Principal  Financial
                                         Officer)