Form 10-K405
period 1999-12-31
MIRAGE RESORTS INC
filed 2000-03-13
CIK 42246

==========================================================================
                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K
                           ____________________
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

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
                           ____________________

        Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
           Title of each class                        on which registered
----------------------------------------            -----------------------
Common Stock ($.004 par value per share)            New York Stock Exchange
                                                        Pacific Exchange
        Securities registered pursuant to Section 12(g) of the Act:
                                   NONE

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days:  YES   X    NO
                                                    -----     ------
   Indicate  by check mark if disclosure of delinquent filers  pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K:   X
                                              -----
   The aggregate market value of the Registrant's Common Stock held by non-affiliates (all persons other than executive officers or directors) of the Registrant on March 10, 2000 (based on the closing sale price per share on the New York Stock Exchange Composite Tape on that date) was $3,146,511,330.

   The  Registrant's   Common  Stock  outstanding  at  March 10,  2000  was
190,380,923 shares.

   Portions of the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission on February 23, 2000, are incorporated by reference into Part III.
===========================================================================

                                  PART I

ITEM 1. BUSINESS

GENERAL

   Mirage Resorts, Incorporated (the "Company" or the "Registrant," which may also be referred to as "we," "us" or "our") was incorporated in Nevada in 1949 as the successor to a partnership that began business in 1946.

RECENT DEVELOPMENTS

   MERGER WITH MGM GRAND, INC.

   On March 6, 2000, we signed a definitive merger agreement with MGM Grand, Inc. under which MGM Grand will acquire all of our outstanding common stock for $21 per share in cash and we will become a wholly owned subsidiary of MGM Grand. The merger is subject to the approval of our stockholders and to the satisfaction of customary closing conditions contained in the merger agreement, including the receipt of all necessary regulatory approvals. The merger is not subject to a financing contingency, and MGM Grand has stated that it has financing commitments to fund the entire acquisition cost. We currently anticipate that the merger will close by the fourth quarter of this year.

   The merger agreement contains covenants that require us to conduct our business in the ordinary course and restrict our ability to buy and sell assets and invest in capital projects pending the merger. These covenants may affect our future expansion plans and other aspects of our business. For example, we are no longer planning to expand Bellagio to add a new hotel tower as previously announced. For more detailed information concerning these covenants, please refer to the merger agreement, which is filed as Exhibit 2 to this Form 10-K.

   In connection with the execution of the merger agreement, we entered into a stock option agreement pursuant to which we granted MGM Grand an option to purchase an amount of the Company's common stock equivalent to up to 12% of the Company's outstanding common stock at $21 per share. This option will become exercisable only in certain circumstances if the merger agreement is terminated. For more detailed information concerning this option, please refer to the stock option agreement, which is filed as
Exhibit 4.7 to this Form 10-K.

   On February 29, 2000, our Board of Directors declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, payable on March 20, 2000 to the stockholders of record on that day. In connection with the merger agreement, we agreed to amend the terms of the rights agreement pursuant to which the Rights will be issued in order to permit the merger with MGM Grand to occur without triggering any adverse consequences to MGM Grand under the Rights. The rights agreement and the amendment to the agreement are filed as Exhibits 4.8 and
4.9 to this Form 10-K. For more information concerning the Rights, the rights agreement and the amendment, please see our Registration Statement on Form 8-A filed with the Securities and Exchange Commission on March 10, 2000.

   CHANGE OF CONTROL EMPLOYMENT AGREEMENTS

   Prior to the execution of the merger agreement with MGM Grand, we entered into change of control employment agreements with Stephen A. Wynn, Robert H. Baldwin, Bruce A. Levin, Kenneth R. Wynn and three other key executives. The change of control employment agreements have three-year terms, which are automatically extended for one year upon each anniversary unless a notice not to extend is given by the Company. If a change of con-trol of the Company occurs during the term of an agreement, then the agree-ment becomes operative for a fixed three-year period. The agreements pro-vide generally that the executive's terms and conditions of employment (including position, location, compensation and benefits) will not be adversely changed during the three-year period after a change of control. If the Company terminates the executive's employment (other than for cause, death or disability) or the executive terminates employment for good reason during the three-year period, or the executive terminates employment for any reason during the 30-day period following the first anniversary of the change of control, the executive is generally entitled to receive: (1) three times (in the case of Messrs. Stephen A. Wynn and Baldwin and one other executive) and two times (in the case of Messrs. Levin and Kenneth R. Wynn and two other executives) (a) the executive's annual base salary plus
(b) the executive's annual bonus (generally based on the highest annual bonus earned by the executive in the three years prior to the change of control); (2) accrued but unpaid compensation; (3) welfare benefits for either three or two years; (4) the additional Company matching contributions that the executive would have received if he had continued to be employed by the Company for an additional three or two years; and (5) outplacement benefits. In addition, Stephen A. Wynn's agreement provides that, within 10 days following a change of control, he has the right to purchase the Company's Gulfstream III aircraft and/or the Company's New York City apartment, each at fair market value, and that, during the five-year period following a change of control, he or his estate can require the Company to purchase his house at Shadow Creek and its furnishings at cost. Each agreement provides, with certain limitations, that the executive is entitled to receive a payment in an amount sufficient to make the executive whole for any excise tax on "excess parachute payments" imposed under the Internal Revenue Code of 1986.

OUR OPERATING PROPERTIES

Through our wholly owned subsidiaries, we own and operate the following hotel-casinos and resorts:

- BELLAGIO - an elegant European-style luxury resort located on an approximately 90-acre site with 1,450 feet of frontage at the center of the Las Vegas Strip, which opened on October 15, 1998. The resort over-looks an eight-acre lake inspired by Lake Como in Northern Italy. Each day, more than 1,000 fountains in the lake come alive at regular inter-vals in a choreographed ballet of water, music and lights. Bellagio features a wide variety of casual and gourmet restaurants in both indoor and outdoor settings (including the world-famous Le Cirque, Olives and Aqua restaurants), upscale retail boutiques (including those leased to Armani, Chanel, Gucci, Hermes, Prada, Fred Leighton and Tiffany & Co.) and extensive meeting, convention and banquet space. Bellagio's special-ly designed theatre offers luxurious seating overlooking a stage that rises and falls in sections into what we believe to be one of the world's largest enclosed bodies of water. The theatre is home to the spectacular new show "O" produced and performed by the talented Cirque du Soleil organization. The Bellagio Gallery of Fine Art features original masterpieces by van Gogh, Monet, Manet, Renoir, Picasso and Rembrandt, among others. The surroundings of Bellagio are lushly land-scaped with classical gardens and European fountains and pools. Inside, a botanical conservatory is filled with vibrant colors and pleasing scents that change with the seasons.

- THE MIRAGE - a luxurious, tropically themed destination resort located on approximately 100 acres with 2,200 feet of frontage shared with Treasure Island near the center of the Las Vegas Strip. The exterior of the resort is landscaped with palm trees, abundant foliage and more than four acres of lagoons and other water features centered around a 54-foot volcano and waterfall. Each evening, the volcano erupts at regular intervals, sending blasts of steam and water 40 feet into the air, with flames that spectacularly illuminate the front of the resort. Inside the front entrance is an atrium with a tropical garden and additional water features capped by a 100-foot-high glass dome. The atrium has an advanced environmental control system and creative lighting and other special effects designed to replicate the sights, sounds and fragrances of the South Seas. Located at the rear of the hotel, adjacent to the swimming pool area, is a dolphin habitat with seven Atlantic bottlenose dolphins and The Secret Garden of Siegfried & Roy, an attraction that allows guests to view the beautiful exotic animals of Siegfried & Roy, the world-famous illusionists who star in a spectacular show at The Mirage. In late March 2000, we expect to complete construction of the Danny Gans Theatre in The Mirage, which will showcase this talented singer/impersonator beginning in April 2000.

- TREASURE ISLAND AT THE MIRAGE ("TREASURE ISLAND") - a pirate-themed hotel-casino resort located next to The Mirage. Treasure Island and The Mirage are connected by a monorail. The front of Treasure Island, facing the Las Vegas Strip, is an elaborate pirate village where full-scale replicas of a pirate ship and a British frigate regularly engage in a pyrotechnic and special effects sea battle, culminating with the sinking of the frigate. The showroom at Treasure Island features Mystere, a unique choreographic mix of magic, special effects and feats of human prowess produced and performed by Cirque du Soleil. In recognition of its superior customer service and recently upgraded guestrooms, Treasure Island was recently awarded the Four Diamond rating by AAA.

- BEAU RIVAGE - a luxurious new beachfront resort located on a 41-acre site with 1,400 feet of frontage where Interstate 110 meets the Gulf Coast in Biloxi, Mississippi. Beau Rivage opened on March 16, 1999. The graceful driveway leading to Beau Rivage is lined with intricate gardens and stately oak trees. Large magnolia trees fill the resort's skylit atrium lobby. Thirteen distinctive restaurants offer a variety of dining experiences, from a cafe nestled in the atrium gardens to a steak and seafood restaurant surrounded by tropical fish and coral reefs. Adjoin-ing its lavish health spa and salon is a lushly landscaped swimming pool, cafe and special events pavilion overlooking the Gulf of Mexico. Beau Rivage also offers a state-of-the-art convention center, a shopping esplanade, a 1,550-seat theatre featuring Alegria, another spectacular show produced and performed by Cirque du Soleil, and a brew pub with live entertainment nightly. Adjoining the hotel is a deluxe marina capable of accommodating yachts of up to 125 feet in length. We are also considering the development of a world-class golf course on approximately 508 acres of land we own in the Biloxi area.

- THE GOLDEN NUGGET - the largest, in terms of number of guestrooms (according to the Las Vegas Convention and Visitors Authority) and, we believe, the most luxurious hotel-casino in downtown Las Vegas. The Golden Nugget, together with its parking facilities, occupies approx-imately seven and one-half acres and is located approximately six miles north of Bellagio and five miles north of The Mirage and Treasure Island. It has received the AAA Four Diamond Award for 23 consecutive years. The Golden Nugget has also benefited from the "Fremont Street Experience," a $70 million entertainment attraction developed by a coalition of several major downtown Las Vegas hotel-casinos (including the Golden Nugget) in conjunction with the City of Las Vegas. This attraction converted Fremont Street into a four-block-long pedestrian mall, topped with a 90-foot by 1,400-foot special effects canopy. Within the canopy are 2.1 million computer-controlled, four-color lights and a 540,000-watt sound system.

- THE GOLDEN NUGGET-LAUGHLIN - located on approximately 13 acres with 600 feet of Colorado River frontage near the center of the tourist strip in Laughlin, Nevada, 90 miles south of Las Vegas. The Golden Nugget-Laughlin features a 32,000-square foot casino offering 13 table games and approximately 1,185 slot machines, 300 hotel rooms (including four suites), three restaurants, three bars, an entertainment lounge, a deli, an ice cream parlor and two gift and retail shops. Other facilities at the Golden Nugget-Laughlin include a swimming pool, a parking garage with space for approximately 1,585 vehicles and approx-imately four and one-half acres of surface parking for recreational vehicles. We also own and operate a 78- room motel in Bullhead City, Arizona, across the Colorado River from the Golden Nugget-Laughlin.

-  HOLIDAY INN  -REGISTERED TRADEMARK-  CASINO BOARDWALK  (THE "BOARDWALK")
   - located between Bellagio and Monte Carlo on the Las Vegas Strip. This facility includes 654 hotel rooms and 32,000 square feet of casino space offering 605 slot machines, 20 table games and a race and sports book. Other amenities at the Boardwalk include a coffee shop, a buffet, a snack bar, an entertainment lounge, two bars, a gift shop, 7,300 square feet of interior meeting space, two outdoor swimming pools and 1,125 garage and surface parking spaces. See the section titled "Future Expansion" in this Form 10-K for information concerning our plans for a new hotel-casino resort we expect to ultimately develop on the Boardwalk site.

- MONTE CARLO RESORT & CASINO ("MONTE CARLO") - located on approximately 46 acres with 600 feet of frontage on the Las Vegas Strip, approximately one-half mile south of Bellagio. We own 50% of this resort in a joint venture with Mandalay Resort Group ("Mandalay"), which manages the resort. Monte Carlo has a palatial style reminiscent of the Belle Epoque, the French Victorian architecture of the late 19th century. The resort has amenities such as a brew pub featuring live entertainment, a health spa, a beauty salon, a 1,200-seat theatre featuring the world-renowned magician Lance Burton, a large pool area and lighted tennis courts. Monte Carlo is connected to Bellagio by a monorail.

   The following table provides certain information, as of December 31, 1999, regarding our major hotel-casino resorts.

                                   BELLAGIO   THE MIRAGE  TREASURE ISLAND   BEAU RIVAGE   GOLDEN NUGGET  MONTE CARLO (a)
                                   ---------  ----------  ---------------   -----------   -------------  ---------------
Opening date.....................  Oct. 1998   Nov. 1989     Oct. 1993       Mar. 1999      Aug. 1946       June 1996
Total building square footage....  4,289,000   3,117,000     2,377,000       2,222,000      1,465,000       2,520,000
Casino
  Square footage (including
   corridors)....................    155,000     107,200        83,800          80,000         38,000         102,000
  Number of gaming tables........        139         122            83              89             56              71
  Number of slots................      2,485       2,300         1,940           1,995          1,255           2,100
Hotel
  Number of guestrooms (including
   suites and villas)............      3,005       3,044         2,885           1,780          1,907           3,002
  Square footage of interior
   meeting space.................     99,100      66,000        16,000          30,000         21,000          25,000
Restaurants
  Number of outlets..............         16          14            11              13              6               8
  Number of seats................      2,778       2,286         1,715           1,564          1,006           2,200
Retail
  Square footage.................     85,700      35,000        17,540          25,500          4,350          28,100
Showroom
  Number of seats................      1,795       1,503         1,525           1,550            386           1,200

----------------------------------------
(a) Our Company owns 50% of Monte Carlo.

FUTURE EXPANSION

  ATLANTIC CITY

   In January 1998, the City of Atlantic City deeded to our Company approximately 180 acres (120 acres of which are developable) in the Marina area of Atlantic City. In exchange, our Company agreed to develop a hotel-casino on the site and perform certain other obligations. We also entered into an agreement with two New Jersey State agencies for the construction and joint funding of road improvements necessary to improve access to the Marina area. As called for by the agreement, in October 1997, we funded our $110 million portion and one of the State agencies funded its $125 million portion of the $330 million estimated total cost of the road improvements. Each party deposited its funds into escrow accounts and the funds are restricted for construction of the road improvement project. The other State agency provided the remaining $95 million estimated cost of the project. There is a fixed-price design/build contract for the road improvement project. Groundbreaking on the project took place in November 1998, and construction is scheduled for completion in May 2001.

   We are progressing with the design and budgeting of our proposed resort development for the Marina site. Current plans call for construction of our own wholly owned hotel-casino resort and a second 50%-owned resort in partnership with Boyd Gaming Corporation ("Boyd"). We are currently designing and will develop the master plan improvements for the entire Marina site. In October 1999, we filed an application for the required major environmental permit (known as a "CAFRA" permit) for a portion of these improvements. As part of the agreement with the City to acquire the land, we are required to remediate environmental contamination at the Marina site, which was a municipal landfill until 1975. A substantial portion of the remediation work had been completed at February 1, 2000. Also as part of our agreement with the City, we have completed demolition of the City-owned facilities previously located on the site and are in the process of relocating on-site public utilities.

   The design, budget and construction schedule for our wholly owned hotel-casino on the Marina site have not yet been finalized. We intend to file an application for the CAFRA permit for our resort in the second quarter of 2000. In July 1998, we entered into an amended and restated 50/50 joint venture agreement with Boyd for the development of a new hotel-casino resort with approximately 1,200 guestrooms on a 25-acre portion of the Marina site. Boyd will oversee the design and construction of the joint venture hotel-casino to be known as "The Borgata" and operate the resort upon completion. Under the agreement, subject to the receipt of acceptable financing as described below, we will contribute the 25 acres of land (valued at $90 million) and $60 million in cash, of which approximately $5 million had been contributed at February 1, 2000. Boyd will contribute a minimum of $150 million in cash plus any amounts necessary to fund project costs in excess of $750 million. The joint venture will attempt to obtain acceptable financing of approximately $450 million for the remaining cost of the project that is non-recourse to both our Company and Boyd. We have recently had discussions with Boyd regarding a possible increase in the size of The Borgata and each partner's required capital contribution. The joint venture filed an application for the CAFRA permit for The Borgata in October 1999 and the application is now pending. If the necessary permits and financing are obtained, construction of The Borgata could begin by late summer of 2000.

   Both our Company and the joint venture must apply for and receive numerous other governmental permits and satisfy other conditions before construction of either hotel-casino can begin. Additionally, a current Atlantic City hotel-casino operator and others have filed various lawsuits challenging the validity of our previous agreement with the City of Atlantic City to acquire the land and seeking to stop the construction of the road improvements. We have prevailed in all of these lawsuits that have been finally adjudicated to date, but a number of lawsuits are still pending in various stages and others could be filed in the future. As a result of these factors, as well as our pending merger with MGM Grand discussed under "Recent Developments," we cannot be certain of the ultimate development or timing of construction of the hotel-casinos planned for the Marina site.

  LAS VEGAS

   We acquired the Boardwalk and various related properties on June 30, 1998. Combined with land we own adjacent to the Boardwalk, the acquisition provides us with an approximately 55-acre site for future development with over 1,200 feet of frontage on the Las Vegas Strip between Bellagio and Monte Carlo. We are in the very early design phase for a new hotel-casino resort we expect to ultimately develop on the site. The design, timing and cost of any future development, however, are still highly uncertain and will depend on several factors. These factors include the market's absorption of the major new hotel-casino resorts on the Las Vegas Strip and competition from gaming outside of Nevada. See the section titled "Competition" in this Form 10-K.

  OTHER

   We regularly evaluate possible expansion and acquisition opportunities in both the domestic and international markets. These opportunities may include the ownership, management and operation of gaming and other entertainment facilities in states other than Nevada or outside of the
United States, including management of Indian gaming facilities. We may undertake these opportunities either alone or with joint venture partners. Development and operation of any gaming facility in a new jurisdiction are subject to many contingencies. Several of these contingencies are outside of our control and may include the passage of appropriate gaming legislation, the issuance of necessary permits, licenses and approvals, the availability of appropriate financing and the satisfaction of other conditions. We cannot be sure that we will decide or be able to proceed with any of these acquisition or expansion opportunities.

MARKETING

   All  of  our hotel-casinos operate 24 hours each day, every day  of  the year. We do not consider our business to be particularly seasonal, with the exception of Beau Rivage, which is busier in the summer than the rest of the year. We believe that the largest portion of our Nevada customers live in Southern California, although other geographic areas are also important.

   The level of gaming activity at our casinos is the single largest factor in determining our revenues and operating profit. We also receive a large amount of revenues from room, food and beverage, entertainment and retail operations.

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

   Beau  Rivage  opened in Biloxi, Mississippi on March 16,  1999,  and  we believe  it  is  the  most luxurious hotel-casino on the  Mississippi  Gulf
Coast. Beau Rivage seeks to attract the most affluent customers in each market segment, particularly those who live in major cities in the South, as well as customers residing in the Gulf Coast region. Historically, the Gulf Coast had only a limited number of scheduled airline flights. In March 1999, we signed an agreement for a regional airline to provide daily scheduled jet service at reasonable prices between the Gulf Coast and several major cities based on a guaranteed minimum revenue arrangement.

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

COMPETITION

  LAS VEGAS

   Our Las Vegas hotel-casinos compete with a large number of other hotel-casinos in the Las Vegas area. Currently there are approximately 32 major hotel-casinos located on or near the Las Vegas Strip, 11 major hotel-casinos located in the downtown area (about five miles from the center of the Strip) and several major facilities located elsewhere in the Las Vegas area. As of February 1, 2000, there were approximately 118,000 guestrooms in Las Vegas, compared to 105,700 at February 1, 1999. Another major new hotel-casino with 2,600 guestrooms is currently under construction on the Strip and scheduled to open in August 2000. Other major hotel-casinos and expansion projects at existing Las Vegas hotel-casinos have also been proposed. We are unable to determine to what extent the increased competition will affect our future operating results.

  LAUGHLIN, NEVADA

   The Golden Nugget-Laughlin competes with nine other casinos in Laughlin, eight of which offer hotel accommodations, as well as with hotel-casinos in Las Vegas, Jean and Primm, Nevada. In recent years, the Laughlin market has been adversely affected by the expansion of casino gaming in Las Vegas and on Indian reservations, particularly in Southern California and Arizona, and we expect these difficult market conditions to continue.

  BILOXI, MISSISSIPPI

   Beau Rivage competes with 11 other casinos in the Mississippi Gulf Coast market, eight of which offer hotel accommodations. Several of these competitors completed expansions of their existing facilities during 1999. Gulf Coast casinos also compete in the regional market with a new land-based casino in New Orleans that opened in the fourth quarter of 1999 and a land-based Indian hotel-casino in central Mississippi that recently announced plans for a major expansion. Casinos in the Gulf Coast also compete for the south Florida market with casinos in the Bahamas. Gulf Coast casinos compete to a lesser extent with a number of riverboat casinos in Mississippi and Louisiana.

  OTHER

   Our Company's facilities also compete for gaming customers with hotel-casino operations located in other areas of Nevada, Atlantic City, the Bahamas and other parts of the world, and for vacationers with non-gaming tourist destinations such as Hawaii and Florida. Our hotel-casinos compete to a lesser extent with state-sponsored lotteries, off-track wagering, card parlors, riverboat and Indian gaming facilities and other forms of legalized gaming in the United States. In recent years, certain states have legalized, and several other states have considered legalizing, casino gaming. We do not believe that legalization of casino gaming in those jurisdictions would have a material adverse impact on our operations. However, we do believe that the legalization of large-scale land-based casino gaming in or near certain major metropolitan areas, particularly in California, could have a material adverse effect on the Las Vegas market. Indian gaming throughout California is likely to increase significantly following the approval by California voters of an amendment to the California Constitution on March 7, 2000. A number of California Indian tribes have already signed gaming compacts with the State of California. The expansion of California Indian gaming facilities may negatively affect Nevada gaming markets, although we are unable to assess the magnitude of the impact on our Company.

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

EMPLOYEES AND LABOR RELATIONS

   As of December 31, 1999, we had approximately 25,565 full-time and 4,375 part-time employees. At that date, we had collective bargaining contracts with unions covering approximately 11,230 of our Las Vegas employees, expiring in May 2002. We do not have union contracts at Beau Rivage, although union organizing efforts are underway at Gulf Coast casinos. We consider our employee relations to be very good.

REGULATION AND LICENSING

   Our Company is licensed by the gaming authorities in both Nevada and Mississippi and intends to apply for licensing in New Jersey.

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

   The Company is registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation"). The Company has also been found suitable to own the stock of MCH, GNLV, Bellagio, GNL and BCI, each of which, together with TI Corp., MRGS and GNMC, is a corporate licensee (individually, a "Gaming Subsidiary" and collectively, the "Gaming Subsidiaries") under the Nevada Act. Victoria Partners has been licensed to conduct nonrestricted gaming operations at Monte Carlo and certain subsidiaries of Mandalay have been registered or licensed for their ownership of Victoria Partners.

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

   The Nevada Act requires any person who acquires beneficial ownership of more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation's voting securities apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails a written notice requiring this filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of a Registered Corporation's voting securities may apply to the Nevada Commission for a waiver of the finding of suitability requirement if the institutional investor holds the voting securities for investment purposes only. An institutional investor will not be deemed to hold voting securities for investment purposes unless it acquired and holds the voting securities in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the corporate charter, bylaws, management, policies or operations of the Registered Corporation or any of its gaming affiliates or any other action which the Nevada Commission finds to be inconsistent with holding the Registered Corporation's voting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding voting securities for investment purposes only include:

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

   We may not make a public offering of our securities without the prior approval of the Nevada Commission if the securities or proceeds from their sale are intended to be used to construct, acquire or finance gaming facilities in Nevada or to retire or extend obligations incurred for those purposes. On May 27, 1999, the Nevada Commission granted us prior approval to make public offerings for a period of two years, subject to certain conditions (the "Shelf Approval"). However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Shelf Approval also applies to any affiliated company wholly owned by us (an "Affiliate") that is a publicly traded corporation or would become a publicly traded corporation pursuant to a public offering. The Shelf Approval also includes approval for the Gaming Subsidiaries to guarantee any security issued by, or to hypothecate their assets to secure the payment or performance of any obligations issued by, us or an Affiliate in a public offering under the Shelf Approval. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

   We may not make a public offering of our securities without the prior approval of the Mississippi Commission if the securities or proceeds from their sale are intended to be used to construct, acquire or finance gaming facilities in Mississippi or to retire or extend obligations incurred for those purposes. On September 23, 1999, the Mississippi Commission granted us prior approval to make public offerings for a period of two years, subject to certain conditions (the "Mississippi Shelf Approval"). However, the Mississippi Shelf Approval may be rescinded for good cause without prior notice upon the issuance of a stop order by the Executive Director of the Mississippi Commission. The Mississippi Shelf Approval does not constitute a finding, recommendation or approval by the Mississippi
Commission as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

   This Form 10-K and our 1999 Annual Report to Stockholders contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "may," "could," "might" and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, new projects, future performance, the outcome of contingencies such as legal proceedings and future financial results. From time to time, we also provide oral or written forward-looking statements in our Forms 10-Q and 8-K, press releases and other materials we release to the public.

   Any or all of our forward-looking statements in this Form 10-K, in our 1999 Annual Report to Stockholders and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in this Form 10-K - for example, government regulation and the competitive environment - will be important in determining our future results. Consequently, no forward-looking statement can be guaranteed. Our actual future results may differ materially.

   We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-K, 10-Q and 8-K reports to the
Securities and Exchange Commission. Also note that we provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors in addition to those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

- As described under "Competition," we operate in a very competitive environment, particularly in Las Vegas. The growth in guestroom inventory in Las Vegas, which increased sharply in 1999, and the spread of legalized gaming in other states and countries, particularly on

   California Indian reservations, could negatively affect our operating results.

- As discussed under "Regulation and Licensing," our casinos are highly regulated by governmental authorities in Nevada and Mississippi. We will also be subject to regulation, which may or may not be similar to that in Nevada and Mississippi, by the authorities in New Jersey and any other jurisdiction where we may conduct gaming activities in the future. Changes in applicable laws or regulations could have a significant effect on our operations. In June 1999, the National Gambling Impact Study Commission, which conducted a two-year study of the gaming industry in the United States, reported its findings and recommendations to Congress. Some of the recommendations made in its report, if implemented, might result in additional regulation of the gaming industry. In March 1999, a proposed initiative was submitted to the Mississippi Secretary of State that would repeal legalized gaming in Mississippi and impose a two-year period for all gaming operations to terminate. In May 1999, a Mississippi circuit court ruled that the proposal violated provisions of the Mississippi Constitution governing initiatives. Proponents of the initiative have appealed to the Mississippi Supreme Court. If the appeal is successful and the initiative process is allowed to go forward, the earliest date the measure could be placed on the ballot would be November 2002. In order for the initiative to be included on the November 2002 ballot, it must be approved by the Secretary of State and the signatures of approximately 98,000 registered voters must be gathered and certified by October 2001. If this or any similar initiative is ultimately adopted, it could have a material adverse effect on our Company.

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

- Our plans for future construction can be affected by a number of factors, including time delays in obtaining necessary governmental permits and approvals and legal challenges. We may make changes in project scope, budgets and schedules for competitive, aesthetic or other reasons, and these changes may also result from circumstances beyond our control. These circumstances include weather interference, shortages of materials and labor, work stoppages, labor disputes, unforeseen engineering, environmental or geological problems and unanticipated cost increases. Any of these circumstances could give rise to delays or cost overruns. Major expansion projects at our existing resorts can also result in disruption of our business during the construction period.

- The gaming industry represents a significant source of tax revenues, particularly to the State of Nevada and its counties and cities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of the law, affecting the gaming industry. In January 2000, a Nevada state senator filed an initiative petition seeking to increase the state gross gaming tax rate from 6-1/4% to 11-1/4%. We believe that our recorded tax balances are adequate. However, it is not possible to determine with certainty the likelihood of possible changes in tax law or its administration. These changes, if adopted, could have a material negative effect on our operating results.

-  Our  debt   has  increased   significantly  in  the  past  three  years,
   primarily due to the construction of Bellagio and Beau Rivage. The interest rate on a large portion of our long-term debt is subject to fluctuation based on changes in short-term interest rates and the ratings which national rating agencies assign to our outstanding debt securities. Our interest expense could increase as a result of these factors.

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

-  There  is  intense   competition   to   attract  and  retain   qualified
   management and other employees in the gaming industry. Our inability to recruit or retain personnel could adversely affect our business.

   You should also be aware that while we from time to time communicate with securities analysts, we do not disclose to them any material non-public information, internal forecasts or other confidential business information. Therefore, you should not assume that we agree with any state-ment or report issued by any analyst, irrespective of the content of the statement or report. To the extent that reports issued by securities analysts contain projections, forecasts or opinions, those reports are not our responsibility.

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

   Beau Rivage occupies approximately 41 acres (including 10 acres of tidelands) in Biloxi, Mississippi. We own the land and we lease the tidelands from the State of Mississippi under a lease that expires (giving effect to our option to renew) in 2049. We also own approximately 508 acres in the Biloxi area for the potential development of a world-class golf course.

   The Golden Nugget occupies approximately seven and one-half acres. We own the buildings and approximately 90% of the land. We lease the remaining land under three ground leases that expire (giving effect to our options to renew) on dates from 2025 to 2046.

   The Golden Nugget-Laughlin, including approximately two acres where  the
motel  in  Bullhead  City,   Arizona  is  located,  occupies  approximately
15-1/2 acres.  We own all of the property.

   Monte Carlo occupies approximately 46 acres owned by Victoria Partners (the joint venture that owns and operates Monte Carlo). At December 31, 1999, Monte Carlo was subject to mortgages approximating $87.0 million.

   We own approximately 850 acres of land in North Las Vegas, including 240 acres occupied by Shadow Creek.

   We own approximately 200 acres in Atlantic City, consisting principally of three different parcels in casino-zoned areas. We are currently designing a major new hotel-casino resort complex on the largest of these parcels as described under "Future Expansion - Atlantic City" in Item 1 of this Form 10-K.

   We also own or lease various other improved and unimproved property in Las Vegas and other locations in the United States and some foreign countries.

ITEM 3. LEGAL PROCEEDINGS

   On April 26, 1994, an individual filed a complaint in a class action lawsuit in the United States District Court for the Middle District of
Florida against 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company. On May 10, 1994, another plaintiff filed a complaint in a class action lawsuit alleging substantially the same claims in the same court against 48 defendants, including the Company. On September 26, 1995, another plaintiff filed a complaint in a class action lawsuit alleging substantially the same claims in the United States District Court for the District of Nevada against 45 defendants, including the Company. The court consolidated the three cases in the United States District Court for the
District of Nevada. The consolidated complaint claims that we and the other defendants have engaged in a course of fraudulent and misleading conduct intended to induce people to play video poker and electronic slot machines based on a false belief concerning how the gaming machines operate, as well as the chances of winning. Specifically, the plaintiffs allege that the gaming machines are not truly random as advertised to the public, but are pre-programmed in a predictable and manipulative manner. The complaint alleges violations of the Racketeer Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and asks for unspecified compensatory and punitive damages. In December 1997, the court granted in part and denied in part the defendants' motions to dismiss the complaint for failure to state a claim and ordered the plaintiffs to file an amended complaint, which was filed in February 1998. The Company, along with most other defendants, has answered the amended complaint and continues to deny the allegations contained in the amended complaint. The parties have fully briefed the issues regarding class certification, which are currently pending before the court. The court has stayed discovery pending resolution of these issues.

   In December 1997, the trustee of the bankruptcy estate of Ken Mizuno ("Mizuno") filed a complaint against us in the United States Bankruptcy Court for the Central District of California, which was amended in February 1998. The amended complaint claims that Mizuno, a Japanese national, repaid various debts to our casinos prior to the commencement of Mizuno's bankruptcy case in June 1992 for which Mizuno was not legally liable and which were not legally collectible under Japanese law. The amended complaint alleges that these repayments constituted fraudulent transfers under federal and state law and seeks to require us to pay the value of the transfers, totaling at least $61,418,250, plus interest, to the bankruptcy trustee. In August 1998, the Bankruptcy Court granted our motion to dismiss the complaint based on the statute of limitations. The plaintiff appealed to the United States District Court for the Central District of California, which reversed the dismissal in January 1999. We have appealed the District Court's ruling. The appeal is now pending. The case has been transferred to the United States District Court for the District of Nevada. On February 23, 2000, the District Court granted our motion to dismiss several counts of the complaint. We intend to continue to defend the case vigorously.

   On September 28, 1999, a former stockholder of our Boardwalk subsidiary filed a first amended complaint in a purported class action lawsuit in
District Court for Clark County, Nevada against us and certain former directors and principal stockholders of that subsidiary. The complaint alleges that we induced the other defendants to breach their fiduciary duties to Boardwalk's minority stockholders by devising and implementing a scheme by which we acquired Boardwalk at significantly less than the true value of its shares. The complaint seeks an unspecified amount of compensatory damages from the Company and punitive damages from the other defendants, whom we are required to defend and indemnify. We believe that the claims in the complaint are without merit and intend to defend the case vigorously. We filed a motion to dismiss the complaint in December 1999, which is now pending with the court.

   On February 23, 2000, five separate stockholder class action complaints were filed against us and each of our directors in District Court for Clark County, Nevada. Two additional class action complaints were filed by stockholders against us and our directors in the same court on February 25, 2000 and additional complaints were filed on March 1, 2000 and March 3,
2000. These complaints arise out of an unsolicited proposal which we received on February 23, 2000 from MGM Grand to acquire all of our stock at $17 per share and our rejection of that proposal on February 29, 2000. Some of the complaints seek an order requiring us to adequately consider the proposal and others seek to enjoin a proposed merger with MGM Grand. The complaints also seek to enjoin our directors from failing to adhere to their fiduciary duties and request unspecified damages and attorneys' fees. Most of the complaints were filed before we had announced any position on the MGM Grand proposal, and all of them were filed before our merger with MGM Grand was announced on March 6, 2000 (see "Recent Developments" in Item 1 of this Form 10-K). We believe that the claims in the complaints are without merit.

   We and our subsidiaries are also defendants in various other lawsuits, most of which relate to routine matters incidental to our business. We do not believe that the outcome of this other pending litigation, considered in the aggregate, will have a material adverse effect on our Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of our security holders during the fourth quarter of 1999.

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

                                                  1999                   1998
                                          --------------------------------------------
                                             HIGH       LOW         HIGH        LOW
                                          ---------   --------   ---------   ---------
      First quarter...................    $22  5/8    $13 3/16   $26  3/4    $20 13/16
      Second quarter..................     26  3/8     16 5/16    25  1/8     20
      Third quarter...................     17  3/8     11 3/4     22  1/4     13  3/4
      Fourth quarter..................     15 15/16    11 1/2     18 15/16    13  3/16

   There were approximately 12,700 record holders of our common stock as of
January  20, 2000.   We paid no  cash  dividends in 1999 or 1998 and do not
expect to do so in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                                                         YEAR ENDED DECEMBER 31
                                                      ---------------------------------------------------------
                                                      1999 (a)    1998 (b)      1997      1996 (c)       1995
                                                      --------    --------    --------    --------     --------
                                                               (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
OPERATING RESULTS (d)
 Gross revenues.....................................  $2,649.9    $1,649.7    $1,516.4    $1,487.1     $1,453.7
 Promotional allowances.............................    (247.2)     (153.1)     (127.4)     (128.8)      (123.0)
 Net revenues.......................................   2,402.7     1,496.6     1,389.0     1,358.3      1,330.7
 Preopening and related promotional expense.........      42.1        88.3           -           -            -
 Operating income...................................     305.0       152.1       326.0       312.7        284.1
 Income before extraordinary item and cumulative
  effect of change in accounting principle (e)......     141.0        85.2       209.8       206.0        169.9
 Net income.........................................     110.4        81.7       207.6       206.0        163.2
 Income per share before extraordinary item
  and cumulative effect of change in accounting
  principle (e)
    Basic...........................................  $   0.74    $   0.47    $   1.17    $   1.13     $   0.93
    Diluted.........................................  $   0.70    $   0.45    $   1.09    $   1.05     $   0.88
 Net income per share
    Basic...........................................  $   0.58    $   0.45    $   1.16    $   1.13     $   0.89
    Diluted.........................................  $   0.55    $   0.43    $   1.08    $   1.05     $   0.85

OTHER DATA
 Interest expense, net of
  amounts capitalized...............................  $  117.5    $   32.7    $    7.7    $    6.8     $   23.2
 Net cash provided by operating
  activities........................................     429.2       279.9       294.0       331.9        327.0
 Capital expenditures...............................     509.4     1,158.5     1,058.9       407.3        183.0

YEAR-END STATUS
 Construction in progress...........................  $  124.3    $  539.5    $1,261.1    $  355.9     $   84.5
 Total assets.......................................   4,804.3     4,530.2     3,347.4     2,143.5      1,791.7
 Long-term debt, net of current maturities..........   2,210.0     2,378.5     1,396.7       468.1        248.5
 Stockholders' equity (f)...........................   2,023.9     1,601.8     1,512.5     1,290.9      1,209.3
 Shares outstanding.................................     190.0       180.1       179.4       178.3        183.3

----------------------------------------------------
(a) Beau Rivage opened on March 16, 1999.
(b) Bellagio opened on October 15, 1998.
(c) Monte Carlo opened on June 21, 1996.
(d) The Boardwalk is being accounted for as an incidental operation. Under this method, its operating results are excluded from our consolidated operating results, and its net income, as well as rental income from the adjacent land, is recorded as a reduction in the carrying value of the land.
(e) Before extraordinary losses on early retirements of debt, and in 1999 before the cumulative effect of a change in method of accounting for preopening costs.
(f) We paid no cash  dividends  during  the five-year period ended December
    31, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUR OPERATING RESULTS

  COMPANY-WIDE

   Our two new resorts had a major impact on our operating  results  during
1999.   Bellagio opened on October 15, 1998 and Beau Rivage opened on March
16, 1999.

   Reflecting  the  contribution  from  these  two  new  resorts, our total revenues grew by $1.00 billion, or 61%, over 1998. Casino revenues increased by $421.7 million, or 51%, and non-casino revenues were up by $578.5 million, or 70%. Table games revenue increased by $223.9 million, or 53%, and slot revenue rose by $183.4 million, or 50%. Our Company-wide table games win percentage was 19.8%, compared with 19.4% in 1998. Company-wide occupancy of our available standard guestrooms was 96% in 1999 at an average daily rate of approximately $105. This compares with 98% and $93 in 1998. The decline in occupancy reflects the effect of a substantial increase in room inventory on the Las Vegas Strip during 1999 and the lower occupancy experienced at Beau Rivage. The increase in the average daily room rate principally reflects Bellagio's room rates, which are generally higher than those of our other resorts.

  BELLAGIO

   Bellagio generated total revenues of $1.10 billion and an operating profit of $168.6 million during its first full year of operation in 1999. Bellagio's depreciation expense for 1999 was $91.6 million. Casino revenues totaled $507.3 million and non-casino revenues were $589.4 million. Table games revenue for the year was $354.0 million and slot revenue accounted for $131.4 million. Bellagio's table games win percentage in 1999 averaged 22.6%. Standard guestroom occupancy was 98% at an average daily rate of approximately $153.

   During its first 77 days of operation in 1998, Bellagio achieved total revenues of $244.1 million and an operating profit of $34.1 million before preopening expense. Its depreciation expense for the period was $18.9 million. Casino revenues were $127.8 million and non-casino revenues totaled $116.3 million. Table games contributed $87.4 million and slots added another $35.3 million. The table games win percentage for this abbreviated period was 21.5%. Standard guestroom occupancy was 96% at an average daily rate of approximately $147.

  BEAU RIVAGE

   During nine and one-half months of operation in 1999, Beau Rivage generated total revenues of $278.1 million and an operating profit of $16.2 million before preopening expense. Its depreciation charge for the period was $28.9 million. Casino revenues totaled $146.9 million and non-casino revenues were $131.2 million. Casino revenues principally include slot revenue of $97.9 million and table games revenue of $47.9 million. Beau Rivage's table games win percentage for the period was 17.0%. Standard guestroom occupancy was 85% at an average daily rate of approximately $90. Beau Rivage's operating results in 1999 include approximately $12.0 million of pre-tax income from the settlement of a business interruption insurance claim associated with a major hurricane that struck the Biloxi area in September 1998.

   We designed Beau Rivage as a luxurious facility in anticipation of the Gulf Coast developing into a major destination resort market. Our efforts to establish Beau Rivage as the long-term leader in the Gulf Coast market resulted in additional payroll, promotional, advertising and other costs that have constrained the resort's operating income contribution since opening. Additionally, high staffing levels and other inefficiencies associated with the opening periods of new resorts have hindered Beau Rivage's initial operating results.

   The March 16, 1999 opening of Beau Rivage spurred significant growth in gaming revenues in the Gulf Coast market. For the nine months ended December 31, 1999, gross gaming revenues grew by 31.3% over the same period in 1998. Excluding Beau Rivage's contribution, gross gaming revenues for the period were up 8.4%. We believe that Beau Rivage's earnings will improve as we intensify our efforts toward gaining a larger share of the growing Gulf Coast market and becoming more efficient in our operations. However, until we are successful in these efforts, Beau Rivage will continue to have a negative impact on our operating margins.

  SAME-STORE (EXCLUDING BELLAGIO AND BEAU RIVAGE)

   Our same-store revenues totaled $1.27 billion in 1999, versus $1.41 billion in 1998 and $1.52 billion in 1997. On a same-store basis, our wholly owned resorts generated an operating profit of $182.9 million in 1999, $228.1 million in 1998 and $325.6 million in 1997. Same-store depreciation expense was $84.7 million in 1999, versus $86.4 million in 1998 and $88.0 million in 1997. Same-store casino revenues were $589.4 million, compared with $694.2 million in 1998 and $784.5 million in 1997. The decline in both 1999 and 1998 principally reflects lower table games revenue. Same-store table games revenue was down by 27% in 1999 and 22% in 1998. We attribute these declines to increased competitive pressures in the Las Vegas market, including from Bellagio, and economic difficulties experienced by certain Asian countries affecting our inter-national business. A lower win percentage was also a factor. Our same-store table games win percentage was 17.3% in 1999, versus 18.9% in 1998 and 21.5% in 1997. Historically, our table games win percentage has averaged approximately 20%. Following a 2% increase in 1998, same-store slot revenue was down by 3% in 1999.

   Our non-casino revenues have also been impacted by the increased competition in Las Vegas. Same-store non-casino revenues totaled $685.7
million  in 1999, $711.4 million in 1998 and $731.9 million in  1997.    In
addition to the opening of Bellagio in October 1998, three major new competing resorts opened on the Las Vegas Strip during 1999, adding
approximately  9,700  guestrooms to the market.   Despite  this  additional
capacity, our occupancy levels have remained strong. Same-store occupancy of available standard guestrooms averaged 97% in 1999, versus 98% in both 1998 and 1997. The additional inventory, however, has put pressure on room
rates.   Guestroom refurbishment programs at both Treasure Island  and  the
Golden Nugget in Laughlin also impacted our operating results during 1999. Both projects were completed by the end of the third quarter and significantly upgraded the furnishings of the guestrooms. Principally due to these two projects, we experienced approximately 2% fewer available same-store room nights during 1999 versus 1998. As a result of these factors, same-store room revenues were down by approximately 3% in both 1999 and
1998.   During 1997, we completed the refurbishment of 1,382 guestrooms  at our Golden Nugget facility in downtown Las Vegas, principally accounting for a 1% reduction in our Company-wide available room nights for that year.

   We continue to develop and implement strategies to enhance our competi-tive position in Las Vegas. Some of these strategies include introducing new entertainment attractions and restaurants, refurbishing our guestrooms, constructing additional meeting and convention facilities and introducing new advertising and marketing programs. We believe that some of our greatest strengths for dealing with new competition are the superior design, condition and locations of our resorts and the friendliness and professionalism of our employees.

   Same-store operating costs and expenses at our hotel-casinos declined by $75.9 million, or 7%, in 1999 and $15.6 million, or 1%, in 1998. These declines generally follow the decline in same-store revenues. The decline in 1998 was partially offset by the costs of additional staffing efforts necessary to prepare for the opening of Bellagio and Beau Rivage. The opening of these two new resorts increased our staffing levels from 17,000 to almost 30,000 employees. Many of these new positions were filled through promotion or transfer of employees from our other resorts. In order to ensure a smooth transition, we hired replacement employees prior to the departure of transferring employees. These additional staffing efforts resulted in considerably higher payroll and training costs in 1998.

  OTHER FACTORS AFFECTING OUR EARNINGS

   Corporate expense was relatively flat in 1999, after increasing significantly in 1998. The increase in 1998 reflects expenses related to the potential legalization of gaming in new jurisdictions, the growth in the size of our Company and expanded activities in pursuit of entertainment attractions for our resorts. Additionally, corporate expense in 1998 and 1997 was reduced by gains from the sale of corporate aircraft.

   On January 1, 1999, we adopted a new accounting standard that requires preopening and other start-up costs to be expensed as incurred rather than capitalized and charged to expense subsequent to opening the related facility. As a result, we recorded an after-tax cumulative effect charge in 1999 of $30.6 million ($0.16 per share basic and $0.15 per share diluted) for the write-off of all previously capitalized preopening costs associated with Beau Rivage and our development activities in Atlantic City, New Jersey. During 1999, we also incurred and expensed additional preopening and related promotional costs related to these projects of $42.1 million. After tax, these additional preopening costs reduced our 1999 earnings by $27.6 million, or $0.14 per share basic and diluted. We expensed all $88.3 million of Bellagio's previously capitalized preopening costs in the 1998 fourth quarter. After tax, the write-off reduced our 1998 earnings by $57.5 million, or $0.32 per share basic and $0.30 per share diluted.

   Reflecting our investment in Bellagio and Beau Rivage, our debt levels and associated interest cost have risen significantly. Our long-term debt increased from $468.1 million at December 31, 1996 to $2.21 billion at December 31, 1999. With Bellagio and Beau Rivage now complete, we are capitalizing a smaller portion of our interest cost, resulting in a much higher charge for interest expense. Net interest expense in 1999 totaled

$117.5 million, compared with $32.7 million in 1998 and $7.7 million in 1997.

   In April 1999, we evaluated the possible acquisition of the gaming operations of a major competitor. As part of the negotiations, it was agreed that we would receive a fee as compensation for our efforts should the operations be sold to another bidder. In late December 1999, a competing bidder completed the acquisition of the operations and we recorded income of $24.5 million after deducting the related costs. After tax, this transaction increased our 1999 earnings by $15.9 million, or $0.08 per share basic and diluted.

   We recorded other non-operating income in 1999 of $6.1 million, compared with $15.8 million in 1998 and $6.7 million in 1997. The 1998 amount includes earnings on debt securities we acquired late in 1997 in connection with the purchase of the Boardwalk hotel-casino. We recorded interest income on the securities until the purchase was completed on June 30, 1998. The 1998 amount also reflects additional earnings on an escrow account established late in 1997 to fund our portion of the cost of road improvements in the Marina area of Atlantic City. Earnings on the account were lower in 1999 as the funds were being used for construction of the road improvements.

   We incurred debt-related extraordinary charges in both 1998 and 1997. The $3.5 million ($0.02 per share basic and diluted) after-tax charge in 1998 is associated with the redemption of all $100 million principal amount of our 9-1/4% notes. The notes were scheduled to mature in March 2003 and were redeemed at 104.11% of the principal amount. It was economically advantageous for us to repay the notes with less expensive funds borrowed under our bank credit facility and commercial paper program, even after considering the prepayment penalty that accounted for most of the extraordinary charge. In 1997, we incurred an after-tax extraordinary charge of $2.2 million ($0.01 per share basic and diluted) in connection with amending our bank credit facility to, among other things, increase its size and extend its maturity. We incurred no extraordinary charges in 1999.

   Our effective income tax rate approximated the 35% statutory rate in both 1999 and 1997. Our effective income tax rate in 1998 was approximately 37%, mainly due to the non-deductibility of certain expenses related to the potential legalization of gaming in new jurisdictions.

OUR CAPITAL RESOURCES, CAPITAL SPENDING AND LIQUIDITY

   Net cash provided by operating activities (as shown in our Consolidated Statements of Cash Flows) totaled $429.2 million in 1999, versus $279.9 million in 1998 and $294.0 million in 1997. The increase in our operating cash flow in 1999 principally represents the contribution from Bellagio and Beau Rivage and additional cash distributions from Monte Carlo of $13.1 million. The decline in 1998 generally reflects the decline in our operating income, offset in part by cash distributions from Monte Carlo of $20.9 million. We received no cash distributions from Monte Carlo prior to 1998, as the joint venture was using its free cash flow to reduce outstanding debt.

   The majority of our operating cash flow during the past three years was effectively used for the completion of Bellagio and Beau Rivage. After giving effect to the change in associated deposit and payable amounts, capital expenditures and preopening and related promotional costs required net cash of $558.8 million in 1999, $1.29 billion in 1998 and $1.17 billion in 1997. Capital expenditures in 1999 also include expenditures associated with the room refurbishment programs at Treasure Island and the Golden Nugget-Laughlin.

   We completed the purchase of the Boardwalk on June 30, 1998. The purchase required total cash outlays of approximately $112.0 million. We spent approximately $51.9 million of this amount in 1997, primarily to acquire certain of Boardwalk's previously issued debt securities. We also incurred $118.8 million in 1998 and $27.6 million in 1997 to acquire additional adjacent land on the Strip. This land, combined with the Boardwalk site and other land we purchased in 1993, provides us with approximately 55 acres for future development with over 1,200 feet of frontage on the Las Vegas Strip between Bellagio and Monte Carlo. We are in the very early design phase for a new hotel-casino resort we expect to ultimately develop on the site. The design, timing and cost of any new resort are still highly uncertain and will depend on several factors. Among these factors is the market's absorption of the new resorts on the Las Vegas Strip and competition from gaming outside of Nevada. Because we acquired the Boardwalk and adjacent land for development of a new resort, interest cost is being capitalized on the funds used for such purchases. In the interim, Boardwalk is being accounted for as an incidental operation. Under this method, Boardwalk's operations are excluded from our consolidated operating results, and its net income, as well as rental income from the adjacent land, is recorded as a reduction in the carrying value of the land.

   We are currently converting existing meeting space at The Mirage into the new 1,260-seat Danny Gans Theatre. This popular singer/impersonator will begin performing in the new theatre in April 2000. We are also currently adding extensive meeting, convention and exhibit space at The Mirage, including a new 90,000-square foot exhibit hall. The meeting and convention space is scheduled to be completed in June of this year, and the exhibit hall is expected to open in May 2001. The total cost of these projects is anticipated to be approximately $100 million. At December 31, 1999, we had incurred approximately $23 million of this amount. We are also considering the construction of a 1,500-seat theatre at The Mirage for the presentation of a new Broadway-style musical. The design, budget and construction schedule for the new theatre have not yet been finalized.

   In Atlantic City, we are progressing with the design and budgeting of our proposed resort development in the Marina area. Current plans for our 120-acre site call for construction of our own wholly owned hotel-casino resort and a second 50%-owned resort in partnership with Boyd. We are currently designing and will develop the master plan improvements for the entire Marina site. We previously filed an application for the major environmental permit necessary to construct a portion of these improvements, which is currently pending. As part of our agreement with the City of Atlantic City to acquire the land, we are required to remediate environmental contamination at the Marina site, which was a municipal landfill until 1975. A substantial portion of the remediation work had been completed at February 1, 2000. Also as part of our agreement with the City, we have completed demolition of the City-owned facilities previously located on the site and are in the process of relocating on-site public utilities. Construction is also continuing on the previously funded joint venture road improvement project with the State of New Jersey to improve access to the Marina area. The road improvement project is scheduled for completion in May 2001.

   The design, budget and construction schedule for our wholly owned hotel-casino on the Marina site have not yet been finalized. We intend to apply for the major environmental permit that is required to develop our resort in the second quarter of this year. Our joint venture agreement with Boyd calls for the development of a new hotel-casino resort with approximately 1,200 guestrooms on a 25-acre portion of the Marina site. Boyd will oversee the design and construction of the joint venture hotel-casino to be known as "The Borgata" and operate the resort upon completion. Under the agreement, subject to the receipt of acceptable financing as described below, we will contribute the 25 acres of land (valued at $90 million) and $60 million in cash, of which approximately $5 million had been contributed at February 1, 2000. Boyd will contribute a minimum of $150 million in cash plus any amounts necessary to fund project costs in excess of $750 million. The joint venture will attempt to obtain acceptable financing of approximately $450 million for the remaining cost of the project that is non-recourse to both our Company and Boyd. We have recently had discussions with Boyd regarding a possible increase in the size of The Borgata and each partner's required capital contribution. The joint venture has an application currently pending for the required major environmental permit. If the necessary permits and financing are obtained, construction of The Borgata could begin by late summer of this year.

   Both our Company and the joint venture must apply for and receive numerous other governmental permits and satisfy other conditions before construction of either hotel-casino can begin. Additionally, a current Atlantic City hotel-casino operator and others have filed various lawsuits challenging the validity of our previous agreement with the City of Atlantic City to acquire the land and seeking to stop the construction of the road improvements. We have prevailed in all of these lawsuits that have been finally adjudicated to date, but a number of lawsuits are still pending in various stages and others could be filed in the future. As a result of these factors, as well as our pending merger with MGM Grand, we cannot be certain of the ultimate development or timing of construction of the hotel-casinos planned for the Marina site.

   In 1998, we received net proceeds of $394.7 million from the issuance of $200 million principal amount of 6-5/8% notes due in 2005 and an equal principal amount of 6-3/4% notes due in 2008. We also issued debt securities in 1997 and received net proceeds of approximately $296.1 million. The debt securities issued in 1997 consisted of $200 million principal amount of 6-3/4% notes due in 2007 and $100 million principal amount of 7-1/4% debentures due in 2017.

   During 1998, we repaid the $133 million principal amount of our zero coupon notes upon maturity and retired early all $100 million principal amount of our 9-1/4% notes due in 2003. These debt retirements required total cash of approximately $237.1 million, which was provided principally by borrowings under our bank credit facility and commercial paper program.

   On May 11, 1999, we issued 16,633,663 shares of our common stock in a public offering at $25.00 per share. The $415.6 million net proceeds from the offering were used to reduce borrowings outstanding under our $1.75 billion bank credit facility and commercial paper program. During 1999, we also repurchased a total of 9,020,809 shares of our common stock in the open market and in a privately negotiated transaction. The total cost of the repurchases was approximately $130.3 million, or an average of $14.45 per share. In December 1999, our Board of Directors approved a program to repurchase up to 5,000,000 additional shares of our common stock. At February 1, 2000, no shares had been repurchased under this program. The timing and amount of future share repurchases, if any, will depend on various factors, including market conditions, available alternative investments and our financial position. Pending the merger with MGM Grand, we are not permitted to repurchase shares without their approval.

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

   The following table provides information about our long-term debt at December 31, 1999.

                                                               MATURITY       FACE       CARRYING     ESTIMATED
                                                                 DATE        AMOUNT       VALUE       FAIR VALUE
                                                              ----------    --------     --------     ----------
                                                                                  (DOLLARS IN MILLIONS)
     LIBOR-based bank credit facility borrowings, at a
      weighted average interest rate of approximately         Various to
      6.68%...............................................    Feb. 2000     $1,155.0     $1,155.0      $1,155.0
     Commercial paper notes, at a weighted
      average effective interest rate of                      Various to
      approximately 6.59%.................................    Jan. 2000        107.4        106.6         106.6
     6-5/8% notes.........................................    Feb. 2005        200.0        199.2         183.6
     7-1/4% notes.........................................    Oct. 2006        250.0        249.7         230.2
     6-3/4% notes.........................................    Aug. 2007        200.0        199.3         176.6
     6-3/4% notes.........................................    Feb. 2008        200.0        199.1         174.0
     7-1/4% debentures....................................    Aug. 2017        100.0         99.7          83.5
     Other notes, at a weighted average                       Various to
      interest rate of approximately 8.7%.................    Aug. 2010          1.7          1.7           1.7
                                                                            --------     --------      --------
                                                                            $2,214.1     $2,210.3      $2,111.2
                                                                            ========     ========      ========

  There are no principal payments due on our debt securities prior to their maturity.

   At December 31, 1998, the face amount, carrying value and estimated fair value of our long-term debt was approximately $2.4 billion. Our fixed-rate debt at that date consisted of the notes and debentures listed above, and our bank credit facility borrowings totaled $1.43 billion at a weighted average interest rate of approximately 5.75%. No borrowings were outstanding under our commercial paper program.

  Borrowings under our $1.75 billion bank credit facility are unsecured and bear interest, at our option, at the prime rate or at a specified premium over the one-, two-, three- or six-month London Interbank Offered Rate, a rate that fluctuates daily. The premium is based on the credit rating of our 7-1/4% notes due October 2006 and our Leverage Ratio (as defined). At February 1, 2000, the premium was 0.50% per annum. Alternatively, we may request interest rate bids from the participating banks. Outstanding borrowings under our $500 million commercial paper program count against the availability under our bank credit facility. Borrowings under our bank credit facility and commercial paper program are classified as long-term debt because we intend to replace these borrowings as they come due and to have these borrowings outstanding for longer than one year. However, the amount of our outstanding borrowings is expected to fluctuate and may be reduced from time to time. The bank credit facility matures in March 2002. If the merger with MGM Grand is consummated, the bank credit facility will terminate and all outstanding borrowings will become due.

YEAR 2000 READINESS

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

   We completed an extensive program to ensure that our computer systems are Year 2000 compliant and have experienced no significant problems to date associated with the Year 2000 issue. Additionally, there are no claims pending or, to our knowledge, threatened against us arising out of the Year 2000 issue.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We incorporate by reference the information appearing under "Market Risk" in Item 7 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Our Consolidated Financial Statements and Notes to Consolidated Financial Statements, referred to in Item 14(a)(1) of this Form 10-K, are included at pages 47 to 67 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   We incorporate by reference the information appearing under "Directors and Executive Officers" in our definitive Proxy Statement for our 2000 Annual Meeting of Stockholders, which we filed with the Securities and Exchange Commission on February 23, 2000 (the "Proxy Statement").

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

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)(1). FINANCIAL STATEMENTS.

           Included in Part II of this Report:
             Report of Independent Public Accountants
             Consolidated Balance Sheets - December 31, 1999 and 1998 Years ended December 31, 1999, 1998 and 1997
               Consolidated Statements of Income
               Consolidated Statements of Stockholders' Equity
               Consolidated Statements of Cash Flows
             Notes to Consolidated Financial Statements

   (a)(2). FINANCIAL STATEMENT SCHEDULES.

           Included in Part IV of this Report:
             Years ended December 31, 1999, 1998 and 1997
               Schedule II - Valuation and Qualifying Accounts

   We have omitted schedules other than the one listed above because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

   (a)(3). EXHIBITS.

           2 Agreement and Plan of Merger, dated as of March 6, 2000, among the Company, MGM Grand, Inc. ("MGM Grand") and a wholly owned subsidiary of MGM Grand (without schedules, which the Company will furnish to the Securities and Exchange Commission supplementally upon request).

           3.1 Restated Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3(i) to the Com-pany's Quarterly Report on Form 10-Q for the fiscal quar-ter ended June 30, 1993.

           3.2 Amended and Restated Certificate of Division of Shares into Smaller Denominations Pursuant to N.R.S. Section
                  78.207 of the Company, filed October 14, 1993. Incorpor-ated by reference to Exhibit 2.2 to Amendment No. 3 to the Company's Registration Statement on Form 8-A dated October 19, 1993.

           3.3 Certificate of Division of Shares into Smaller Denomina-tions Pursuant to N.R.S. Section 78.207 of the Company, filed June 5, 1996. Incorporated by reference to Exhibit 1 to Amendment No.4 to the Company's Registration State-ment on Form 8-A dated June 18, 1996.

           3.4 Certificate of Amendment of Articles of Incorporation of the Company, filed June 28, 1999. Incorporated by refer-ence to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 (the "June 1999 Form 10-Q").

           3.5    Bylaws of the Company.

           4.1 Indenture, dated as of October 15, 1996, between the Com-pany and Firstar Bank of Minnesota, N.A., as trustee (the "1996 Shelf Indenture"). Incorporated by reference to
                  Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 (the "September 1996 Form 10-Q").

           4.2 Supplemental Indenture, dated as of October 15, 1996, to the 1996 Shelf Indenture, with respect to the Company's 7.25% Senior Notes Due October 15, 2006. Incorporated by reference to Exhibit 4.2 to the September 1996 Form 10-Q.

           4.3 Indenture, dated as of August 1, 1997, between the Com-pany and First Security Bank, National Association, as trustee (the "1997 Shelf Indenture"). Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 (the "June 1997 Form 10-Q").

           4.4 Supplemental Indenture, dated as of August 1, 1997, to the 1997 Shelf Indenture, with respect to the Company's 6.75% Notes Due August 1, 2007 and 7.25% Debentures Due August 1, 2017. Incorporated by reference to Exhibit 4.2 to the June 1997 Form 10-Q.

           4.5 Indenture, dated as of February 4, 1998, between the Com-pany and PNC Bank, National Association, as trustee (the "1998 Shelf Indenture"). Incorporated by reference to
                  Exhibit 4(e) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "1997 Form 10-K").

           4.6 Supplemental Indenture, dated as of February 4, 1998 to the 1998 Shelf Indenture, with respect to the Company's 6.625% Notes Due February 1, 2005 and 6.75% Notes Due February 1, 2008. Incorporated by reference to Exhibit 4(f) to the 1997 Form 10-K.

           4.7 Stock Option Agreement, dated as of March 6, 2000, between the Company and MGM Grand.

           4.8 Rights Agreement, dated as of March 6, 2000, between the Company and American Stock Transfer & Trust Company ("AST"), as Rights Agent (with exhibits). Incorporated by reference to Exhibit 4.1 to the Company's Registration
                  Statement  on  Form 8-A,  dated  March 9, 2000 (the "Form
                  8-A").

           4.9 Amendment No. 1 to Rights Agreement, dated as of March 6, 2000, between the Company and AST. Incorporated by reference to Exhibit 4.2 to the Form 8-A.

           10.1* Forms of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement. Incorporated by refer-ence to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

           10.2* 1984 Stock Option and Stock Appreciation Rights Plan, as amended. Incorporated by reference to Exhibit 4.2 to the Registration Statement filed by the Company on Form S-8 under the Securities Act of 1933 (No. 33-16037) (the "Form S-8").

           10.3* 1986 Stock Option and Stock Appreciation Rights Plan, as amended. Incorporated by reference to Exhibit 4.1 to the Form S-8.

           10.4* 1992 Stock Option and Stock Appreciation Rights Plan. Incorporated by reference to Exhibit 10(n) to the Com-pany's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

           10.5* 1993 Stock Option and Stock Appreciation Rights Plan. Incorporated by reference to Exhibit 10(m) to the Com-pany's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (the "1992 Form 10-K").

           10.6* Amended and Restated 1992 Non-Employee Director Stock Option Plan. Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996.

           10.7 Easement, dated December 28, 1990, from MH, INC. in favor of Stephen A. Wynn. Incorporated by reference to Exhibit 10(ll) to Amendment No. 1 to the Registration Statement filed by GNS FINANCE CORP. and MCH on Form S-1 under the Securities Act of 1933 (No. 33-38496).

           10.8* Employment Agreement, dated as of August 18, 1992, between the Company and Frank Visconti. Incorporated by reference to Exhibit 19.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended Septem-ber 30, 1992.

           10.9*  Employment  Agreement,  dated  December 16, 1992, between
                  the Company and Stephen A. Wynn.   Incorporated by refer-
                  ence to Exhibit 10(zz) to the 1992 Form 10-K.

           10.10 Lease, dated September 4, 1962, and Agreement, dated March 25, 1975, between the Trustees of the Fraternal Order of Eagles, Las Vegas Aerie 1213, and the Company. Incorporated by reference to Exhibit 10(c) to the Regis-tration Statement filed by GNLV FINANCE CORP. and GNLV on Form S-1 under the Securities Act of 1933 (No. 33-
                  5694) (the "GNLV Form S-1").

           10.11 Lease Agreement, dated July 1, 1973, and Amendment to Lease, dated February 27, 1979, between First National Bank of Nevada, Trustee under Private Trust No. 87, and the Company. Incorporated by reference to Exhibit 10(d) to the GNLV Form S-1.

           10.12 Lease, dated April 30, 1976, between Elizabeth Properties Trust, Elizabeth Zahn, Trustee, and the Company. Incorpo-rated by reference to Exhibit 10(e) to the GNLV Form S-1.

           10.13 Joint Venture Agreement of Victoria Partners, dated as of December 9, 1994, among MRGS, Gold Strike L.V. and the Company (without exhibit) (the "Joint Venture Agree-ment"). Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated December 9, 1994.

           10.14* 1995  Stock  Option  and Stock  Appreciation Rights Plan.
                  Incorporated by reference to Exhibit A to the Company's definitive Proxy Statement filed on April 18, 1995 under cover of Schedule 14A.

           10.15 Amendment No. 1 to the Joint Venture Agreement, dated as of April 17, 1995. Incorporated by reference to Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995 (the "March 1995 Form 10-Q").

           10.16 Amended and Restated Lease, dated as of April 26, 1995, between MKB Company and Beau Rivage (without exhibits). Incorporated by reference to Exhibit 10(e) to the March 1995 Form 10-Q.

           10.17 Amendment No. 2 to the Joint Venture Agreement, dated as of September 25, 1995. Incorporated by reference to
                  Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995.

           10.18* Executive Medical Reimbursement Plan. Incorporated by reference to Exhibit 10(hhh) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "1995 Form 10-K").

           10.19 Amendment No. 3 to the Joint Venture Agreement, dated as of February 28, 1996. Incorporated by reference to Exhib-it 10(nnn) to the 1995 Form 10-K.

           10.20 An Agreement Between the City of Atlantic City and Mirage Resorts, Incorporated for the Development of the Huron North Redevelopment Area, dated May 3, 1996 (without ex-hibits). Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996 (the "March 1996 Form 10-Q").

           10.21 Completion Guaranty by the Company in favor of the City of Atlantic City, dated as of May 3, 1996. Incorporated by reference to Exhibit 10.2 to the March 1996 Form 10-Q.

           10.22 Amendment No. 4 to the Joint Venture Agreement, dated as of May 29, 1996. Incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q of Mandalay (Commission File No. 01-8570) for the fiscal quarter end-ed April 30, 1996.

           10.23 Road Development Agreement, dated as of January 10, 1997, among the Company, the State of New Jersey (the "State") and South Jersey Transportation Authority ("SJTA") (with-out schedules or exhibits), and Assignment and Assumption Agreement, dated as of January 10, 1997, between the Com-pany and Atlandia Design and Furnishings Inc. ("Atlandia"). Incorporated by reference to Exhibit 99 to the Company's Current Report on Form 8-K dated January 10, 1997.

           10.24* Non-Qualified  Deferred  Compensation  Plan,  dated as of
                  February 1, 1997. Incorporated by reference to Exhibit 10(ccc) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "1996 Form 10-K").

           10.25* Directors'  Deferred  Fee  Plan,  dated as of February 1,
                  1997. Incorporated by reference to Exhibit 10(ddd) to the 1996 Form 10-K.

           10.26* First  Amendment to Non-Qualified  Deferred  Compensation
                  Plan, dated February 28, 1997. Incorporated by reference to Exhibit 10(eee) to the 1996 Form 10-K.

           10.27* First  Amendment to Directors' Deferred  Fee  Plan, dated
                  February 28, 1997. Incorporated by reference to Exhibit 10(fff) to the 1996 Form 10-K.

           10.28  Amended and Restated Loan Agreement, dated as of March 7,
                  1997,  among  the  Company,  the   Banks  named  therein,

                  BancAmerica Securities, Inc., CIBC Wood Gundy Securities Corp., J.P. Morgan Securities Inc. and Societe Generale, as Co-Arrangers, Bankers Trust Company, The Bank of New York, The Bank of Nova Scotia, Commerzbank Aktiengesellschaft, Credit Lyonnais, The Long-Term Credit Bank of Japan, Ltd., Los Angeles Agency, PNC Bank, National Association and Westdeutsche Landesbank Girozentrale, as Co-Agents, Bank of America National Trust and Savings Association, as Administrative Agent, and Morgan Guaranty Trust Company of New York, as Doc-umentation Agent (without schedules or exhibits) (the "Amended and Restated Loan Agreement"). Incorporated by reference to Exhibit 10(ggg) to the 1996 Form 10-K.

           10.29 Issuing and Paying Agency Agreement, dated July 24, 1997, between the Company and First Trust of New York, National Association (without exhibit). Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 (the "September1997 Form 10-Q").

           10.30 Form of Series A Commercial Paper Note of the Company. Incorporated by reference to Exhibit 10.2 to the Septem-ber 1997 Form 10-Q.

           10.31 First Amendment to Road Development Agreement, dated as of July 31, 1997, among the State, SJTA and Atlandia. Incorporated by reference to Exhibit 10.7 to the Septem-ber 1997 Form 10-Q.

           10.32* Letter agreement, dated September  16,  1997, between the
                  Company and Frank Visconti.  Incorporated by reference to
                  Exhibit 10.8 to the September 1997 Form 10-Q.

           10.33 Amendment No. 1 to Amended and Restated Loan Agreement, dated as of September 19, 1997. Incorporated by reference to Exhibit 10.9 to the September 1997 Form 10-Q.

           10.34 Second Amendment to Road Development Agreement, dated as of October 10, 1997, among the State, SJTA and Atlandia (without schedules or exhibits). Incorporated by refer-ence to Exhibit 10.10 to the September 1997 Form 10-Q.

           10.35 Letter agreement, dated March 12, 1998, between Bellagio and Stephen A. Wynn (with exhibit). Incorporated by ref-erence to Exhibit 10(ccc) to the 1997 Form 10-K.

           10.36 Design/Build Contract, dated September 8, 1997, between Atlandia and Yonkers Contracting Company, Inc./Granite Construction Company, a Joint Venture (with appendices). Incorporated by reference to Exhibit 10.13 to the Septem-ber 1997 Form 10-Q.

           10.37 Escrow Fund Agreement, dated as of October 10, 1997, among CoreStates Bank, N.A., as Escrow Agent, Atlandia, the State and SJTA (without schedules). Incorporated by reference to Exhibit 10.14 to the September 1997 Form 10-Q.

           10.38 Bond Purchase Agreement, dated October 10, 1997, between the Company and SJTA (without exhibit). Incorporated by reference to Exhibit 10.15 to the September 1997 Form 10-Q.

           10.39 Donation Agreement, dated as of October 10, 1997, between the Casino Reinvestment Development Authority and MAC, CORP. (without exhibits). Incorporated by reference to
                  Exhibit 10.16 to the September 1997 Form 10-Q.

           10.40 An Amendment to the May 3, 1996 Agreement Between the City of Atlantic City and Mirage Resorts, Incorporated for the Development of the Huron North Redevelopment Area, dated January 8, 1998 (without exhibits). Incorpo-rated by reference to Exhibit 10(nnn) to the 1997 Form 10-K.

           10.41 Letter agreement, dated January 14, 1998, between Bellagio and Stephen A. Wynn (with exhibits). Incorporat-ed by reference to Exhibit 10(ooo) to the 1997 Form 10-K.

           10.42* Second Amendment to  Non-Qualified  Deferred Compensation
                  Plan, dated as of February 1, 1998. Incorporated by ref-erence to Exhibit 10(ppp) to the 1997 Form 10-K.

           10.43* Second Amendment to Directors' Deferred Fee Plan, dated as of February 1, 1998. Incorporated by reference to
                  Exhibit 10(qqq) to the 1997 Form 10-K.

           10.44* 1998 Stock  Option and Stock  Appreciation  Rights  Plan.
                  Incorporated by reference to Exhibit 10(rrr) to the 1997 Form 10-K.

           10.45 Second Amendment to Jansen Agreement, dated as of March 13, 1998, between the Company and Avis P. Jansen, individually, as Executrix and as Trustee. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.

           10.46 Letter agreement, dated April 21, 1998, between Bellagio and Stephen A. Wynn. Incorporated by reference to Exhibit
                  10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998 (the "June 1998 Form 10-Q").

           10.47 Amendment No. 2 to Amended and Restated Loan Agreement, dated as of June 19, 1998. Incorporated by reference to
                  Exhibit 10.2 to the June 1998 Form 10-Q.

           10.48 Agreement Between Owner and Construction Manager for Con-struction Management Services, dated as of November 1, 1997, between Tishman Construction Corporation of New

                  Jersey  and  MAC,  CORP.  Construction.   Incorporated by
                  reference to Exhibit 10.3 to the June 1998 Form 10-Q.

           10.49 Amended and Restated Joint Venture Agreement of Stardust A.C., dated as of July 14, 1998, between MAC, CORP. and Boyd Atlantic City, Inc. Incorporated by reference to
                  Exhibit 10.55 to the Quarterly Report on Form 10-Q of Boyd (Commission File No. 01-12168) for the fiscal quar-ter ended June 30, 1998.

           10.50 Letter agreement, dated July 31, 1998, between Bellagio and Stephen A. Wynn. Incorporated by reference to Exhibit
                  10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998 (the "Septem-ber 1998 Form 10-Q").

           10.51 Letter agreement, dated August 17, 1998, between Bellagio and Stephen A. Wynn. Incorporated by reference to Exhibit
                  10.2 to the September 1998 Form 10-Q.

           10.52  Letter   agreement,  dated  September  1,  1998,  between
                  Bellagio and Stephen A. Wynn. Incorporated by reference to Exhibit 10.3 to the September 1998 Form 10-Q.

           10.53 Letter agreement, dated January 7, 1999, between Bellagio and Stephen A. Wynn. Incorporated by reference to Exhibit
                  10.73 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "1998 Form 10-K").

           10.54* 1999 Cash Bonus Plan. Incorporated by reference to Exhib-it 10.74 to the 1998 Form 10-K.

           10.55 Amendment No. 3 to Amended and Restated Loan Agreement, dated as of December 17, 1998. Incorporated by reference to Exhibit 10.75 to the 1998 Form 10-K.

           10.56 Amended and Restated Third Amendment to Road Development Agreement, dated as of February 1, 1999, among the State, SJTA and AC Holding Corp. Incorporated by reference to
                  Exhibit 10.76 to the 1998 Form 10-K.

           10.57 A Second Amendment to the May 3, 1996 Agreement Between the City of Atlantic City and Mirage Resorts, Incorpo-rated for the Development of the Huron North Redevelop-ment Area, dated December 15, 1998. Incorporated by ref-erence to Exhibit 10.77 to the 1998 Form 10-K.

           10.58* Third  Amendment to  Non-Qualified  Deferred Compensation
                  Plan, dated as of February 15, 1999. Incorporated by ref-erence to Exhibit 10.78 to the 1998 Form 10-K.

           10.59* Third Amendment to Directors' Deferred Fee Plan, dated as
                  of  February  15,  1999.   Incorporated  by  reference to
                  Exhibit 10.79 to the 1998 Form 10-K.

           10.60 A Third Amendment to the May 3, 1996 Agreement Between the City of Atlantic City and Mirage Resorts, Incorpo-rated for the Development of the Huron North Redevelop-ment Area, dated January 13, 1999 (without exhibits). Incorporated by reference to Exhibit 10.80 to the 1998 Form 10-K.

           10.61 First Amendment to Amended and Restated Joint Venture Agreement, dated as of September 10, 1998, between MAC, CORP. and Boyd Atlantic City, Inc. Incorporated by ref-erence to Exhibit 10.81 to the 1998 Form 10-K.

           10.62* Employment Agreement, dated as of May 20, 1999, among the
                  Company, GNLV and Barry A. Shier. Incorporated by refer-ence to Exhibit 10.1 to the June 1999 Form 10-Q.

           10.63 Letter agreement, dated May 19, 1999, between Bellagio and Stephen A. Wynn. Incorporated by reference to Exhibit
                  10.2 to the June 1999 Form 10-Q.

           10.64 Letter agreement, dated June 16, 1999, between Bellagio and Stephen A. Wynn. Incorporated by reference to Exhibit
                  10.3 to the June 1999 Form 10-Q.

           10.65 Letter agreement, dated June 29, 1999, between Bellagio and Stephen A. Wynn. Incorporated by reference to Exhibit
                  10.4 to the June 1999 Form 10-Q.

           10.66 Amendment No. 4 to Amended and Restated Loan Agreement, dated as of June 29, 1999, among the Company, the Banks, Co-Arrangers, Co-Agents and Documentation Agent referred to therein and Bank of America National Trust and Savings Association, as Administrative Agent. Incorporated by reference to Exhibit 10.5 to the June 1999 Form 10-Q.

           10.67  Letter   agreement,   dated  December  31, 1998,  between
                  Bellagio and Stephen A. Wynn (with exhibit). Incorporated by reference to Exhibit 10.6 to the June 1999 Form 10-Q.

           10.68 Letter agreement, dated August 1, 1999, between Bellagio and Stephen A. Wynn. Incorporated by reference to Exhibit
                  10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999 (the "Septem-ber 1999 Form 10-Q").

           10.69  Letter   agreement,  dated  September  1,  1999,  between
                  Bellagio and Stephen A. Wynn.   Incorporated by reference
                  to Exhibit 10.2 to the September 1999 Form 10-Q.

           10.70* Employment Termination and Settlement Agreement, dated as of September 7, 1999, between the Company and Daniel R. Lee (without exhibit). Incorporated by reference to Ex-hibit 10.3 to the September 1999 Form 10-Q.

           10.71  Letter   agreement,   dated  December  1,  1999,  between
                  Bellagio and Stephen A. Wynn.

           10.72 Fourth Amendment to Road Development Agreement, dated as of October 30, 1999, among the State, SJTA and AC Holding Corp.

           10.73 Public Trust Tidelands Lease, dated February 4, 1999, between the State of Mississippi and Beau Rivage Resorts (without exhibits).

           10.74* Employment Agreement, dated as of February 29, 2000, between the Company and Stephen A. Wynn.

           10.75* Employment Agreement, dated as of February 29, 2000, between the Company and Robert H. Baldwin (substantially identical agreement with Marc Schorr not filed herewith).

           10.76* Employment Agreement, dated as of February 29, 2000, between the Company and Bruce A. Levin (substantially identical agreements with Kenneth R. Wynn, Frank P. Visconti and Richard D. Bronson not filed herewith).

           21     List of subsidiaries of the Company.

           23     Consent of Arthur Andersen LLP.

           27     Financial Data Schedule.
----------------------------
* Constitutes a management contract or compensatory plan or arrangement.

   (b).    REPORTS ON FORM 8-K.

             We filed no reports on Form 8-K during the three-month period ended December 31, 1999.

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Directors and Stockholders
of Mirage Resorts, Incorporated


   We have audited the accompanying consolidated balance sheets of Mirage Resorts, Incorporated (a Nevada corporation) and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 1999, 1998 and 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mirage Resorts, Incorporated and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years ended December 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.

  As explained in Note 2 of the Notes to Consolidated Financial Statements, effective January 1, 1999, the Company changed its method of accounting for start-up activities.

   Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule of Valuation and Qualifying Accounts for the years ended December 31, 1999,
1998 and 1997 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                   ARTHUR ANDERSEN LLP

Las Vegas, Nevada
January 24, 2000

                                        MIRAGE RESORTS, INCORPORATED

                                        CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                   ASSETS

                                                                                        AT DECEMBER 31
                                                                                  ------------------------
                                                                                      1999          1998
                                                                                  ----------     ---------
CURRENT ASSETS
 Cash and cash equivalents.....................................................   $  139,488     $  74,814
 Trade receivables, net of allowance for doubtful accounts of $46,869
   and $40,480.................................................................      147,445       118,125
 Other receivables.............................................................       33,912        41,111
 Inventories...................................................................       94,351        74,195
 Preopening costs..............................................................            -        24,718
 Deferred income taxes.........................................................       24,558        23,180
 Prepaid expenses and other....................................................       35,948        42,334
                                                                                   ---------     ---------
     Total current assets......................................................      475,702       398,477
Property and equipment, net....................................................    3,970,875     3,290,189
Construction in progress.......................................................      124,342       539,530
Other assets, net..............................................................      233,387       302,006
                                                                                  ----------    ----------
                                                                                  $4,804,306    $4,530,202
                                                                                  ==========    ==========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Trade accounts payable........................................................   $   39,369    $   51,220
 Construction payables.........................................................       12,063        42,859
 Accrued liabilities...........................................................      272,819       234,047
 Current maturities of long-term debt..........................................          246           404
                                                                                  ----------    ----------
     Total current liabilities.................................................      324,497       328,530
Long-term debt, net of current maturities......................................    2,210,033     2,378,507
Other liabilities, including deferred income taxes of $232,570 and $207,063....      245,874       221,328
                                                                                  ----------    ----------
     Total liabilities.........................................................    2,780,404     2,928,365
                                                                                  ----------    ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Common stock, par value $0.004:  authorized 1,125,000,000 shares; issued
  235,147,650 shares; outstanding 189,994,297 and 180,119,931 shares...........          940           940
 Additional paid-in capital....................................................    1,083,459       738,665
 Retained earnings.............................................................    1,255,888     1,145,497
 Treasury stock, at cost: 45,153,353 and 55,027,719 shares.....................     (316,385)     (283,265)
                                                                                  ----------    ----------
     Total stockholders' equity................................................    2,023,902     1,601,837
                                                                                  ----------    ----------
                                                                                  $4,804,306    $4,530,202
                                                                                  ==========    ==========

          The accompanying notes are an integral part of these consolidated financial statements.

<CAPTON>
                                MIRAGE RESORTS, INCORPORATED

                             CONSOLIDATED STATEMENTS OF INCOME
                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                YEAR ENDED DECEMBER 31
                                                      ----------------------------------------
                                                          1999            1998          1997
                                                      ----------      ----------    ----------
REVENUES
 Casino...........................................    $1,243,625      $  821,964    $  784,512
 Rooms............................................       522,566         329,873       297,885
 Food and beverage................................       456,811         257,373       218,974
 Entertainment....................................       184,355         106,803        97,924
 Retail...........................................       141,632          76,313        65,703
 Other............................................       100,863          57,391        51,450
                                                      ----------      ----------    ----------
                                                       2,649,852       1,649,717     1,516,448
 Less - promotional allowances....................      (247,179)       (153,167)     (127,498)
                                                      ----------      ----------    ----------
                                                       2,402,673       1,496,550     1,388,950
                                                      ----------      ----------    ----------
OPERATING COSTS AND EXPENSES
 Casino...........................................       690,179         453,691       414,482
 Rooms............................................       164,610         105,459        88,705
 Food and beverage................................       314,689         177,696       143,069
 Entertainment....................................       146,741          88,739        77,377
 Retail...........................................       100,604          53,437        44,068
 Other............................................        52,707          30,984        26,487
 Provision for losses on receivables..............        31,911          27,677        19,213
 General and administrative.......................       328,390         191,377       161,960
 Depreciation and amortization....................       205,163         105,298        87,956
                                                      ----------      ----------    ----------
                                                       2,034,994       1,234,358     1,063,317
                                                      ----------      ----------    ----------
OPERATING PROFIT..................................       367,679         262,192       325,633
Corporate expense.................................       (49,686)        (48,953)      (29,193)
Preopening and related promotional expense........       (42,130)        (88,313)            -
Equity in earnings of Monte Carlo.................        29,164          27,179        29,601
                                                      ----------      ----------    ----------
INCOME FROM OPERATIONS............................       305,027         152,105       326,041
Interest cost.....................................      (147,359)       (130,598)      (70,350)
Interest capitalized..............................        29,834          97,870        62,673
Income from terminated acquisition effort.........        24,462               -             -
Other, including interest income..................         6,126          15,801         6,715
                                                      ----------      ----------    ----------
INCOME BEFORE INCOME TAXES, EXTRAORDINARY
 ITEM AND CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE.............................       218,090         135,178       325,079
Provision for income taxes........................       (77,122)        (49,953)     (115,276)
                                                      ----------      ----------    ----------

INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE.........       140,968          85,225       209,803
Extraordinary item - loss on early
 retirements of debt, net of applicable
 income tax benefit...............................             -          (3,521)       (2,225)
Cumulative effect (to January 1, 1999) of change
 in method of accounting for preopening costs,
 net of applicable income tax benefit.............       (30,577)              -             -
                                                      ----------      ----------    ----------
NET INCOME........................................    $  110,391      $   81,704    $  207,578
                                                      ==========      ==========    ==========
INCOME PER SHARE OF COMMON STOCK
 Income before extraordinary item and cumulative
  effect of change in accounting principle
    Basic.........................................    $     0.74      $     0.47    $     1.17
    Diluted.......................................          0.70            0.45          1.09
 Net income
    Basic.........................................    $     0.58      $     0.45    $     1.16
    Diluted.......................................          0.55            0.43          1.08

   The accompanying notes are an integral part of these consolidated financial statements.

                                         MIRAGE RESORTS, INCORPORATED

                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                             (DOLLARS IN THOUSANDS)

                                      COMMON STOCK
                                 ---------------------     ADDITIONAL
                                   SHARES         PAR       PAID-IN       RETAINED      TREASURY
                                 OUTSTANDING     VALUE      CAPITAL       EARNINGS        STOCK        TOTAL
                                 -----------     -----     ----------    ----------    ----------   ----------

BALANCES, JANUARY 1, 1997......  178,335,915     $ 940     $  725,240    $  856,215    $(291,512)   $1,290,883
 Exercise of common
  stock options................    1,136,888         -            369             -        5,842         6,211
 Tax benefit from stock
  option exercises.............            -         -          6,580             -            -         6,580
 Repurchases of common
  stock........................      (50,981)        -              -             -       (1,126)       (1,126)
 Other.........................            -         -          2,358             -            -         2,358
 Net income....................            -         -              -       207,578            -       207,578
                                 -----------     -----     ----------    ----------    ---------    ----------

BALANCES, DECEMBER 31, 1997....  179,421,822       940        734,547     1,063,793     (286,796)    1,512,484
 Exercise of common
  stock options................      701,500         -            629             -        3,605         4,234
 Tax benefit from stock
  option exercises.............            -         -          3,258             -            -         3,258
 Repurchases of common
  stock........................       (3,391)        -              -             -          (74)          (74)
 Other.........................            -         -            231             -            -           231
 Net income....................            -         -              -        81,704            -        81,704
                                 -----------     -----     ----------    ----------    ---------    ----------

BALANCES, DECEMBER 31, 1998....  180,119,931       940        738,665     1,145,497     (283,265)    1,601,837
 Exercise of common
  stock options................    2,261,512         -          4,120             -       11,716        15,836
 Tax benefit from stock
  option exercises.............            -         -         10,602             -            -        10,602
 Issuance  of common stock.....   16,633,663         -        330,072             -       85,490       415,562
 Repurchases of common
  stock........................   (9,020,809)        -              -             -     (130,326)     (130,326)
 Net income....................            -         -              -       110,391            -       110,391
                                 -----------     -----     ----------    ----------    ---------    ----------
BALANCES, DECEMBER 31, 1999....  189,994,297     $ 940     $1,083,459    $1,255,888    $(316,385)   $2,023,902
                                 ===========     =====     ==========    ==========    =========    ==========

           The accompanying notes are an integral part of these consolidated financial statements.

                                        MIRAGE RESORTS, INCORPORATED

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (IN THOUSANDS)

                                                                              YEAR ENDED DECEMBER 31
                                                                     -----------------------------------------
                                                                        1999           1998            1997
                                                                     ---------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income.......................................................   $ 110,391     $    81,704     $   207,578
 Adjustments to reconcile net income to net cash provided by operating activities
   Provision for losses on receivables............................      31,911          27,677          19,213
   Depreciation and amortization of property and equipment,
    including amounts reported as corporate expense...............     216,778         118,004          97,533
   Expensed preopening and related promotional costs..............      42,130          88,313               -
   Equity in earnings of Monte Carlo..............................     (29,164)        (27,179)        (29,601)
   Distributions from Monte Carlo.................................      34,000          20,900               -
   Non-recurring charges, before related income tax benefit
    Loss on early retirements of debt.............................           -           5,418           3,422
    Cumulative effect of change in method of accounting for
     preopening costs.............................................      46,967               -               -
   Deferred income taxes..........................................      24,129           4,851          15,076
   Changes in components of working capital pertaining to
    operating activities
     Increase in trade receivables................................     (61,231)        (43,330)        (50,652)
     Increase in inventories......................................     (20,156)        (45,016)         (1,625)
     (Increase) decrease in other current assets..................       1,654         (31,680)          4,729
     Increase in trade accounts payable and accrued liabilities...      33,933          78,163          12,193
   Other adjustments..............................................      (2,176)          2,030          16,091
                                                                     ---------     -----------     -----------
         Net cash provided by operating activities................     429,166         279,855         293,957
                                                                     ---------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Preopening and related promotional costs.........................     (42,130)       (102,306)        (22,220)
 Capital expenditures.............................................    (509,399)     (1,158,497)     (1,058,900)
 (Increase) decrease in construction deposits.....................      30,323         (19,375)       (111,665)
 Increase (decrease) in preopening and construction payables......     (37,544)        (10,608)         26,255
 Proceeds from sales of property and equipment....................      43,018          99,077          30,825
 Boardwalk acquisition costs, net of cash acquired................           -         (55,562)        (51,917)
 Joint venture and other investments..............................      (6,250)        (14,510)         (2,490)
 Other investing activities.......................................      14,768         (18,623)         (6,309)
                                                                     ---------     -----------     -----------
         Net cash used for investing activities...................    (507,214)     (1,280,404)     (1,196,421)
                                                                     ---------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in bank credit facility and commercial
  paper borrowings................................................    (168,391)        817,205         612,795
 Issuance of long-term debt.......................................           -         394,728         296,052
 Retirement of long-term debt.....................................           -        (237,110)              -
 Issuance of common stock.........................................     415,562               -               -
 Repurchases of common stock......................................    (130,326)            (74)         (1,126)
 Exercise of common stock options, including related income
  tax benefit.....................................................      26,438           7,492          12,791
 Other financing activities.......................................        (561)         (6,215)           (619)
                                                                     ---------     -----------     -----------
         Net cash provided by financing activities................     142,722         976,026         919,893
                                                                     ---------     -----------     -----------
CASH AND CASH EQUIVALENTS
 Increase (decrease) for the year.................................      64,674         (24,523)         17,429
 Balance, beginning of year.......................................      74,814          99,337          81,908
                                                                     ---------     -----------     -----------
 Balance, end of year.............................................   $ 139,488     $    74,814     $    99,337
                                                                     =========     ===========     ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES
 Interest paid, net of amounts capitalized........................   $ 123,211     $     6,223     $         -
 Income taxes paid, net of refunds................................      16,000          41,000          72,000

           The accompanying notes are an integral part of these consolidated financial statements.

                       MIRAGE RESORTS, INCORPORATED

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION. Mirage Resorts, Incorporated (the "Company") was incorporated in Nevada in 1949 as the successor to a partnership that began business in 1946. The Company, through wholly owned subsidiaries, owns and operates casino-based entertainment resorts. These resorts include Bellagio (which opened on October 15, 1998), The Mirage, Treasure Island and the Holiday Inn -Registered Trademark- Casino Boardwalk (the "Boardwalk"), all located on the Las Vegas Strip. See Note 3 for informa-tion concerning the Company's June 1998 acquisition of the Boardwalk.

   The Company also owns the Golden Nugget, located in downtown Las Vegas, and the Golden Nugget-Laughlin, located along the Colorado River in
Laughlin, Nevada. The Company's newest resort, Beau Rivage, opened on March 16, 1999. Beau Rivage is a 1,780-guestroom beachfront resort located on an approximately 41-acre site where Interstate 110 meets the Gulf Coast in Biloxi, Mississippi. In addition, the Company is a 50% partner in a joint venture that owns and operates the Monte Carlo Resort & Casino on the Las Vegas Strip ("Monte Carlo").

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

   REVENUES AND PROMOTIONAL ALLOWANCES. Casino revenues represent the net win from gaming activities, which is the difference between gaming wins and losses. Non-casino revenues include the estimated retail value of rooms, food and beverage and other goods and services provided to customers on a complimentary basis as follows:

                                                YEAR ENDED DECEMBER 31
                                           --------------------------------
                                             1999        1998        1997
                                           --------    --------    --------
       Rooms...........................    $105,168    $ 65,399    $ 55,153
       Food and beverage...............     127,167      79,629      64,575
       Other...........................      14,844       8,139       7,770
                                           --------    --------    --------
                                           $247,179    $153,167    $127,498
                                           ========    ========    ========

   Such amounts are then deducted as promotional allowances. The estimated costs of providing these promotional allowances, totaling $178.1 million in 1999, $112.9 million in 1998 and $90.2 million in 1997, have been classified primarily as casino costs and expenses.

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

  The Company's short-term investments typically consist of U.S. Government-
backed  repurchase  agreements with maturities of 30 days  or  less.   Such
investments are made with financial institutions having a high credit quality and the Company limits the amount of its credit exposure to any one financial institution. Due to the short-term nature of the instruments, the Company does not take possession of the securities, which are instead held in a custodial account.

   The Company extends credit to approved casino customers following background checks and investigations of creditworthiness. At December 31, 1999, a substantial portion of the Company's receivables was due from customers residing in foreign countries. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

   An estimated allowance for doubtful accounts is maintained to reduce the Company's receivables to their carrying amount, which approximates fair value. Management believes that as of December 31, 1999, no significant concentrations of credit risk existed for which an allowance had not already been determined and recorded.

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

   CAPITALIZED INTEREST. The interest cost associated with a major construction project is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using the weighted-average cost of the Company's outstanding borrowings. Capitalization of interest ceases when the project is substantially complete.

   DEBT DISCOUNT AND ISSUANCE COSTS. Debt discount and issuance costs are capitalized and amortized to interest cost using the effective interest method.

   INCOME PER SHARE OF COMMON STOCK. The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

                                                                        YEAR ENDED DECEMBER 31
                                                               ----------------------------------------
                                                                   1999          1998           1997
                                                               -----------   -----------    -----------
     Weighted-average common shares outstanding (used in
      the calculation of basic earnings per share)...........  190,714,631   179,679,123    178,816,348
     Potential dilution from the assumed exercise of common
      stock options..........................................    9,524,884    11,285,181     13,719,527
                                                               -----------   -----------    -----------
     Weighted-average common and common equivalent
      shares (used in the calculation of diluted earnings
      per share).............................................  200,239,515   190,964,304    192,535,875
                                                               ===========   ===========    ===========

  Stock options with an exercise price higher than the average market price of the common stock during the period are excluded from the calculation of diluted earnings per share. As a result, the calculation excluded a weighted average of 7,391,497 stock options for 1999 and 7,259,547 for 1998. The number of stock options excluded from the calculation for 1997 was not material.

   RECLASSIFICATIONS. Certain amounts in the 1998 and 1997 consolidated financial statements have been reclassified to conform to the 1999 presentation. These reclassifications had no effect on the Company's net income.

   USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes to consolidated financial statements. Actual results could differ from those estimates.

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

As required by SOP 98-5, the Company wrote off all capitalized preopening costs as of January 1, 1999 associated with Beau Rivage and its development activities in Atlantic City, New Jersey. The write-off resulted in a charge of $30.6 million ($0.16 per share basic and $0.15 per share diluted), net of income tax benefit of $16.4 million. During 1999, the Company also incurred and expensed an additional $42.1 million ($27.6 million, $0.14 per share basic and diluted, net of income tax benefit) of preopening and related promotional costs associated with these projects.

   Under the Company's previous accounting method, all $55.1 million ($36.0 million, $0.19 per share basic and $0.18 per share diluted, net of income tax benefit) of Beau Rivage's preopening and related promotional costs would have been amortized to expense during 1999.

NOTE 3 - ACQUISITION OF BOARDWALK CASINO, INC.

   On June 30, 1998, the Company completed the acquisition of Boardwalk Casino, Inc. (the company that owns and operates the Boardwalk) and certain related assets for a total purchase price of approximately $112.0 million in cash. Approximately $51.9 million of this amount was expended in 1997. The acquisition was accounted for pursuant to the purchase method, with approximately $145.9 million allocated to the assets acquired and approximately $33.9 million to the liabilities assumed based upon their respective estimated fair values.

   Combined with adjacent land owned by the Company, the Boardwalk acquisition provides an approximately 55-acre site for future development with over 1,200 feet of frontage on the Las Vegas Strip between Bellagio and Monte Carlo. The Company is in the very early design phase for a new hotel-casino resort expected to be ultimately developed on the site. The design, timing and cost of any such future development, however, are still highly uncertain. Because the Boardwalk and adjacent land were acquired for development of a new resort, interest cost is being capitalized on the funds used for such purchases. In the interim, the Boardwalk is being accounted for as an incidental operation. Under this method, the Boardwalk's operations are excluded from the Company's consolidated operating results and its net income, as well as rental income from the adjacent land, is recorded as a reduction in the carrying value of the land.

NOTE 4 - PROPERTY AND EQUIPMENT

  Property and equipment consisted of the following:

                                                      AT DECEMBER 31
                                               ----------------------------
                                                  1999              1998
                                               ----------        ----------
     Land...................................   $  632,330        $  607,318
     Land improvements......................      252,527           236,441
     Buildings..............................    2,078,147         1,679,262
     Furniture, fixtures and equipment......    1,932,462         1,500,200
                                               ----------        ----------
                                                4,895,466         4,023,221
     Less accumulated depreciation..........     (924,591)         (733,032)
                                               ----------        ----------
                                               $3,970,875        $3,290,189
                                               ==========        ==========

NOTE 5 - OTHER ASSETS, NET

  Other assets, net consisted of the following:

                                                      AT DECEMBER 31
                                               ----------------------------
                                                  1999              1998
                                               ----------        ----------
     Construction and other deposits........   $   73,568        $  135,390
     Joint venture and other investments....      118,221           101,613
     Other, net.............................       41,598            65,003
                                               ----------        ----------
                                               $  233,387        $  302,006
                                               ==========        ==========

NOTE 6 - ACCRUED LIABILITIES

  Accrued liabilities consisted of the following:


                                                      AT DECEMBER 31
                                               ----------------------------
                                                  1999              1998
                                               ----------        ----------
     Customer deposits........................ $   66,664        $   46,354
     Payroll and related......................     61,820            55,200
     Outstanding gaming chips and tokens......     37,281            32,018
     Interest.................................     32,615            39,842
     Other....................................     74,439            60,633
                                               ----------        ----------
                                               $  272,819        $  234,047
                                               ==========        ==========

NOTE 7 - LONG-TERM DEBT

  Long-term debt consisted of the following:

                                                                          AT DECEMBER 31
                                                                    -------------------------
                                                                       1999           1998
                                                                    ----------     ----------
     Revolving bank credit facility, at a weighted average
      interest rate of 6.68% and 5.75%.........................     $1,155,000     $1,430,000
     Commercial paper notes, at a weighted average effective
      interest rate of 6.59%...................................        106,609              -
     6-5/8% notes, due February 2005, net of unamortized
      original issue discount of $817 and $947.................        199,183        199,053
     7-1/4% notes, due October 2006, net of unamortized
      original issue discount of $247 and $274.................        249,753        249,726
     6-3/4% notes, due August 2007, net of unamortized
      original issue discount of $739 and $811.................        199,261        199,189
     6-3/4% notes, due February 2008, net of unamortized
      original issue discount of $909 and $991.................        199,091        199,009
     7-1/4% debentures, due August 2017, net of unamortized
      original issue discount of $287 and $295.................         99,713         99,705
     Other notes...............................................          1,669          2,229
                                                                    ----------     ----------
                                                                     2,210,279      2,378,911
     Less current maturities...................................           (246)          (404)
                                                                    ----------     ----------
                                                                    $2,210,033     $2,378,507
                                                                    ==========     ==========

   Borrowings under the Company's $1.75 billion revolving bank credit facility (the "Bank Facility") are uncollateralized and bear interest, at the Company's option, at the prime rate or at a specified premium over the one-, two-, three- or six-month London Interbank Offered Rate ("LIBOR"). The premium is based on the credit rating of the 7-1/4% notes due October 2006 and the Company's Leverage Ratio (as defined). Alternatively, the Company may request interest rate bids from the participating banks. The Company incurs an annual commitment fee on the unused portion of the Bank Facility, which is also based on the rating of the 7-1/4% notes. At Decem-ber 31, 1999, the interest rate premium was 0.50% per annum and the commit-ment fee was 0.15% per annum.

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

   At December 31, 1999, maturities of the Company's long-term debt during the next five years totaled $1.3 billion. This amount principally represents amounts borrowed under or backed by the Bank Facility, which matures in March 2002.

   The estimated fair value of the Company's long-term debt at December 31, 1999 was approximately $2,111,000, versus its book value of $2,210,279. At December 31, 1998, the estimated fair value of the Company's long-term debt was approximately $2,367,000, versus its book value of $2,378,911. The estimated fair value of the Company's outstanding Bank Facility borrowings and commercial paper notes was assumed to approximate book value due to the short-term nature of the borrowings. The estimated fair value of the Company's debt securities that are traded was based on quoted market prices on or about December 31, 1999 and 1998. The fair value of the Company's other debt was estimated based on discounted cash flows using current rates offered to the Company for debt securities having similar remaining maturities.

NOTE 8 - INCOME TAXES

  The provision for income taxes for financial reporting purposes consisted of the following:

                                                 YEAR ENDED DECEMBER 31
                                             ------------------------------
                                                1999      1998       1997
                                             --------   --------   --------
     Income from continuing operations.....  $ 77,122   $ 49,953   $115,276
     Tax benefit from cumulative effect
      of change in accounting principle....   (16,390)         -          -
     Tax benefit from extraordinary losses
      on early retirements of debt.........         -     (1,897)    (1,198)
                                             --------   --------   --------
                                             $ 60,732   $ 48,056   $114,078
                                             ========   ========   ========

   The provision for income taxes attributable to income from continuing operations consisted of the following:

                                                 YEAR ENDED DECEMBER 31
                                             ------------------------------
                                                1999      1998       1997
                                             --------   --------   --------
     CURRENT
      Federal..............................  $ 36,059   $ 45,051   $ 90,185
      State................................       544         51         15
                                             --------   --------   --------
                                               36,603     45,102     90,200
     DEFERRED
      Federal..............................    40,519      4,851     25,076
                                             --------   --------   --------
                                             $ 77,122   $ 49,953   $115,276
                                             ========   ========   ========

   The provision for income taxes attributable to income from continuing operations differs from the amount computed at the 35% federal income tax statutory rate as a result of the following:

                                                 YEAR ENDED DECEMBER 31
                                             ------------------------------
                                                1999      1998       1997
                                             --------   --------   --------
     Amount at statutory rate..............  $ 76,332   $ 47,312   $113,778
     Nondeductible contributions...........       383      3,033         76
     Other.................................       407       (392)     1,422
                                             --------   --------   --------
                                             $ 77,122   $ 49,953   $115,276
                                             ========   ========   ========

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

  The components of the deferred tax liability consisted of the following:

                                                           AT DECEMBER 31
                                                        -------------------
                                                          1999       1998
                                                        --------   --------
   DEFERRED TAX LIABILITIES
    Temporary differences related to
     property and equipment...........................  $304,575   $220,143
    Other temporary differences.......................    23,949     22,374
                                                        --------   --------
      Gross deferred tax liabilities..................   328,524    242,517
                                                        --------   --------

   DEFERRED TAX ASSETS
    Preopening costs..................................    42,456     25,142
    Alternative minimum tax credit....................    34,784          -
    Temporary differences related to receivables......    22,153     17,625
    Other temporary differences.......................    21,119     15,867
                                                        --------   --------
      Gross deferred tax assets.......................   120,512     58,634
                                                        --------   --------
      Net deferred tax liabilities....................  $208,012   $183,883
                                                        ========   ========

NOTE 9 - EMPLOYEE BENEFIT PLANS

  Employees of the Company who are members of various unions are covered by union-sponsored, collectively bargained, multi-employer health and welfare and defined benefit pension plans. The Company recorded an expense of $47.1 million in 1999, $33.9 million in 1998 and $29.8 million in 1997 under such plans. The plans' sponsors have not provided sufficient information to permit the Company to determine its share of unfunded vested benefits, if any.

   The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees. The plan allows employees to defer, within prescribed limits, up to 15% of their income on a pre-tax basis through contributions to the plan. The Company matches, within prescribed limits, 50% of eligible employees' contributions up to 4% of their individual earnings. The Company recorded charges for matching contributions of $5.5 million in 1999, $4.8 million in 1998 and $4.3 million in 1997.

   The Company also has deferred compensation and retirement arrangements with certain of its executives and directors. Benefits payable under the arrangements represent unfunded and unsecured liabilities of the Company. The expense for these arrangements was not material for the periods presented. At December 31, 1999 and 1998, the liability for the arrangements was $12.1 million and $12.9 million, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

   LEASES. The Company leases real estate and various equipment under operating lease arrangements. Certain real estate leases provide for escalation of rent based upon a specified price index. Future minimum payments for lease commitments in effect at December 31, 1999 total $95.0 million. Of this amount, $36.3 million is payable during the five-year period subsequent to December 31, 1999. Aggregate rent cost was $17.9 million in 1999, $14.4 million in 1998 and $5.6 million in 1997.

   ENTERTAINMENT SERVICES. The Company has entered into long-term agreements for entertainment productions appearing in the showrooms at its major hotel-casinos. Under the agreements, the producers of the shows generally receive a percentage of show and related revenues and/or a percentage of show profits. Producers of certain of the productions also receive a specified payment per show. The producers are responsible for paying the talent and most other costs of presenting the shows. Generally, the Company may terminate the agreements without material financial obligation under certain conditions, including failure of the respective show to achieve specified financial results.

   LITIGATION. The Company is a party to various legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company's financial position or results of operations.

NOTE 11 - STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

   The Company has various fixed stock option plans under which options are granted to employees and directors of the Company. Options granted under the plans typically have an exercise price equal to the market price of the Company's common stock on the date of grant and a term of 10 years. Certain of the plans also permit the grant of stock appreciation rights ("SARs"). At December 31, 1999, no SARs had been granted under the plans.

  Summarized information for the stock option plans is as follows:

                                                                 YEAR ENDED DECEMBER 31
                                 --------------------------------------------------------------------------------------
                                            1999                         1998                         1997
                                 ---------------------------   --------------------------   ---------------------------
                                                 WEIGHTED-                    WEIGHTED-                     WEIGHTED-
                                                  AVERAGE                      AVERAGE                       AVERAGE
                                   OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE     OPTIONS    EXERCISE PRICE
                                 ----------  ---------------  -----------  --------------   -----------  --------------
Outstanding at beginning
 of year.....................    37,447,206     $  9.62        36,578,562     $ 10.66        34,842,950      $  9.47
Granted......................     4,452,500       13.83        19,895,255       15.91         2,872,500        23.00
Exercised....................    (2,261,512)       7.00          (701,500)       6.04        (1,136,888)        5.46
Terminated...................    (3,133,988)      14.53       (18,325,111)      18.65                 -            -
                                 ----------                   -----------                    ----------
Outstanding at end
 of year.....................    36,504,206        9.87        37,447,206        9.62        36,578,562        10.66
                                 ==========                   ===========                    ==========

Options exercisable at end
 of year.....................    20,457,404     $  7.43        21,002,682     $  6.97        19,218,730      $  6.44
Options and SARs available
 for grant at end of year....     2,906,012                     4,224,524                       794,668

   In December 1998, a total of 18,235,111 outstanding stock options with a weighted-average exercise price of $18.66 were terminated in exchange for the grant of 15,592,144 stock options with an exercise price of $14.38, the closing sale price of the Company's common stock on the date of the exchange. The options granted in the exchange were intended to have the same theoretical value to each option holder as the terminated options, determined using an option-pricing model. Other than the exercise price, the options granted in the exchange have the same terms as the terminated options, including the respective vesting dates and remaining contractual lives.

   The   following   table  summarizes  information  about  stock   options
outstanding at December 31, 1999:

                        OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
 -----------------------------------------------------------------    ----------------------------
                                     WEIGHTED-
                                      AVERAGE
       RANGE OF                      REMAINING         WEIGHTED-                       WEIGHTED-
       EXERCISE          NUMBER     CONTRACTUAL         AVERAGE          NUMBER         AVERAGE
        PRICES        OUTSTANDING      LIFE         EXERCISE PRICE    EXERCISABLE   EXERCISE PRICE
------------------    -----------   -----------     --------------    -----------   --------------

$ 3.80 to $ 5.98....  10,568,700     1.8 years         $ 4.72          8,568,700        $ 4.77
  6.55 to  13.63....  11,536,000     4.8                 8.92          8,816,000          7.60
 14.00 to  14.38....  13,700,506     6.3                14.34          3,034,404         14.38
 14.56 to  22.06....     699,000     9.5                15.94             38,300         16.05
                      ----------                                      ----------
                      36,504,206     4.6                 9.87         20,457,404          7.43
                      ==========                                      ==========

   The accounting standard that applies to stock options provides, among other things, that stock options granted to employees may be accounted for using either the fair value or intrinsic value-based method. Under the fair value-based method, compensation cost is measured at the date of grant based on the estimated value of the options determined using an option-pricing model. The model takes into account the stock price at the grant date, the exercise price and expected life of the option, the volatility of the stock, expected dividends on the stock and the risk-free interest rate over the expected life of the option.

   The intrinsic value-based method measures compensation cost by the excess, if any, of the market price of the stock at the date of grant over the exercise price of the options. Under both methods, compensation cost is charged to earnings over the period that the options become exercisable. The Company uses the intrinsic value-based method to account for employee stock options. Accordingly, no material compensation cost has been recognized.

   The following table discloses the Company's pro forma net income and net income per share assuming compensation cost for employee stock options had been determined using the fair value-based method. The table also discloses the weighted-average assumptions used in estimating the fair value of each option grant on the date of grant and the estimated weighted-average fair value of the options granted. The option-pricing model used in the calculations assumes no expected future dividend payments on the Company's common stock. The model also implicitly assumes that the price of the Company's stock will appreciate from the price at the time that the options were granted.

                                                                     YEAR ENDED DECEMBER 31
                                                            ---------------------------------------
                                                                1999           1998          1997
                                                            ----------     ----------    ----------
   INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
     As reported.........................................   $  140,968     $   85,225    $  209,803
     Pro forma...........................................      122,275         67,730       197,290
   NET INCOME
     As reported.........................................   $  110,391     $   81,704    $  207,578
     Pro forma...........................................       91,698         64,209       195,065
   INCOME PER SHARE BEFORE EXTRAORDINARY ITEM AND
    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE
     Basic
       As reported.......................................   $     0.74     $     0.47    $     1.17
       Pro forma.........................................         0.64           0.38          1.10
     Diluted
       As reported.......................................   $     0.70     $     0.45    $     1.09
       Pro forma.........................................         0.63           0.36          1.04
   NET INCOME PER SHARE
     Basic
       As reported.......................................   $     0.58     $     0.45    $     1.16
       Pro forma.........................................         0.48           0.36          1.09
     Diluted
       As reported.......................................   $     0.55     $     0.43    $     1.08
       Pro forma.........................................         0.47           0.35          1.03
   WEIGHTED-AVERAGE ASSUMPTIONS
    Expected stock price volatility......................       37.57%         35.00%        35.14%
    Risk-free interest rate..............................        5.88%          4.72%         6.49%
    Expected option life.................................    6.6 years      5.8 years     6.2 years
    Estimated fair value of options granted..............   $     6.69     $     6.69    $    11.05
   WEIGHTED-AVERAGE VESTING PERIOD OF OPTIONS GRANTED....    4.8 years      4.9 years     5.3 years

NOTE 12 - CAPITAL STOCK

   On May 11, 1999, the Company issued 16,633,663 shares of its common stock in a public offering at $25.00 per share. The net proceeds from the offering of approximately $415.6 million were used to reduce the Company's outstanding Bank Facility and commercial paper borrowings.

   During 1999, the Company repurchased a total of 9,020,809 shares of its common stock in the open market and in a privately negotiated transaction. The total cost of the repurchases was approximately $130.3 million, or an average of $14.45 per share.

   In December 1999, the Board of Directors approved a program to repur-chase up to 5,000,000 additional shares of the Company's common stock. At December 31, 1999, no shares had been repurchased pursuant to this program. The timing and amount of future share repurchases, if any, will depend on various factors, including market conditions, available alternative investments and the Company's financial position.

   The Company's Articles of Incorporation authorize 5,000,000 shares of preferred stock, none of which has been issued.

NOTE 13 - EXTRAORDINARY LOSS AND OTHER NON-RECURRING ITEMS

   BUSINESS INTERRUPTION INSURANCE PROCEEDS. The "Other" revenue caption in 1999 includes approximately $12.0 million associated with the settlement of a business interruption insurance claim at Beau Rivage related to a major hurricane that struck the Biloxi, Mississippi area in September 1998.

   INCOME FROM TERMINATED ACQUISITION EFFORT. In April 1999, the Company evaluated the possible acquisition of the gaming operations of a major competitor. As part of the negotiations, it was agreed that the Company would receive a fee as compensation for its evaluation efforts should the operations be sold to another bidder. In late December 1999, a competing bidder completed the acquisition of the operations and in early January 2000 the Company received the agreed-upon fee. After deducting the related costs, the Company recorded income in 1999 of approximately $24.5 million associated with the transaction.

   EXTRAORDINARY LOSS ON EARLY RETIREMENTS OF DEBT. In March 1998, the Company redeemed all $100.0 million principal amount of its 9-1/4% senior subordinated notes. The notes were scheduled to mature in March 2003 and were redeemed at 104.11% of the principal amount. The call premium and write-off of the unamortized debt issuance costs resulted in an extraordinary loss of $3.5 million ($0.02 per share basic and diluted), net of income tax benefit of $1.9 million.

   In March 1997, the Bank Facility was amended to, among other things, increase the total availability from $1.0 billion to $1.75 billion and extend the maturity date from May 1999 to March 2002. In connection with the amendment, the Company wrote off the unamortized up-front costs and fees associated with the original $1.0 billion facility, resulting in an extraordinary charge of $2.2 million ($0.01 per share basic and diluted), net of income tax benefit of $1.2 million.

NOTE 14 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                            FIRST       SECOND       THIRD        FOURTH         YEAR
                                                          --------     --------     --------     --------     ----------
1999
Gross revenues.........................................   $639,205     $634,031     $669,984     $706,632     $2,649,852
Promotional allowances.................................    (58,492)     (58,862)     (63,502)     (66,323)      (247,179)
Net revenues...........................................    580,713      575,169      606,482      640,309      2,402,673
Operating profit.......................................    108,984       66,087       80,375      112,233        367,679
Preopening and related promotional expense.............     31,455        4,120        3,415        3,140         42,130
Income from operations.................................     75,129       57,837       69,014      103,047        305,027
Income before cumulative effect of change in
 accounting principle..................................     32,070       18,462       27,029       63,407        140,968
Cumulative effect of change in method of accounting
 for preopening costs..................................    (30,577)           -            -            -        (30,577)
Net income.............................................      1,493       18,462       27,029       63,407        110,391
Income per share before cumulative effect of
 change in accounting principle
  Basic................................................   $   0.18     $   0.10     $   0.14     $   0.33     $     0.74
  Diluted..............................................       0.17         0.09         0.13         0.32           0.70
Net income per share
  Basic................................................   $   0.01     $   0.10     $   0.14     $   0.33     $     0.58
  Diluted..............................................       0.01         0.09         0.13         0.32           0.55

1998
Gross revenues.........................................   $370,493     $346,810     $366,625     $565,789     $1,649,717
Promotional allowances.................................    (35,328)     (31,222)     (34,031)     (52,586)      (153,167)
Net revenues...........................................    335,165      315,588      332,594      513,203      1,496,550
Operating profit.......................................     66,954       54,824       59,394       81,020        262,192
Preopening and related promotional expense.............          -            -            -       88,313         88,313
Income (loss) from operations..........................     65,908       52,564       48,225      (14,592)       152,105
Income (loss) before extraordinary item................     41,600       33,619       30,104      (20,098)        85,225
Extraordinary loss on early retirement of debt.........     (3,521)           -            -            -         (3,521)
Net income (loss)......................................     38,079       33,619       30,104      (20,098)        81,704
Income (loss) per share before extraordinary item
  Basic................................................   $   0.23     $   0.19     $   0.17     $  (0.11)    $     0.47
  Diluted..............................................       0.22         0.18         0.16        (0.11)          0.45
Net income (loss) per share
  Basic................................................   $   0.21     $   0.19     $   0.17     $  (0.11)    $     0.45
  Diluted..............................................       0.20         0.18         0.16        (0.11)          0.43

NOTE 15 - SUBSEQUENT EVENT (UNAUDITED)

   On March 6, 2000, the Company signed a definitive merger agreement with MGM Grand, Inc. ("MGM Grand") under which MGM Grand will acquire all of the Company's outstanding common stock for $21 per share in cash and the Company will become a wholly owned subsidiary of MGM Grand. The merger is subject to the approval of the Company's stockholders and to the satisfac-tion of customary closing conditions contained in the merger agreement, including the receipt of all necessary regulatory approvals. The merger is not subject to a financing contingency, and MGM Grand has stated that it has financing commitments to fund the entire acquisition cost. The merger is currently expected to close by the fourth quarter of 2000.

   In connection with the execution of the merger agreement, the Company entered into a stock option agreement under which MGM Grand was granted an option to purchase an amount of the Company's common stock equivalent to up to 12% of the outstanding shares at the date of exercise at $21 per share. The option will become exercisable only in certain circumstances if the merger agreement is terminated.

   On February 29, 2000, the Company's Board of Directors declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, payable on March 20, 2000 to the stockholders of record on that day. In connection with the merger agreement, the Company agreed to amend the terms of the rights agreement pursuant to which the Rights will be issued in order to permit the merger with MGM Grand to occur without triggering the exercisability of the Rights.

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

Dated:  March 10, 2000

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                    Title                         Date
     ---------                    -----                         ----


  STEPHEN A. WYNN     Chairman of the Board, President       March 10, 2000
--------------------   and Chief Executive Officer
  Stephen  A. Wynn     (Principal Executive Officer)

 ROBERT H. BALDWIN    Chief Financial Officer and            March 10, 2000
--------------------   Treasurer (Principal Financial
 Robert H. Baldwin     and Accounting Officer)

   ELAINE P. WYNN     Director                               March 10, 2000
--------------------
   Elaine P. Wynn

   GEORGE J. MASON    Director                               March 10, 2000
--------------------
   George J. Mason

 MELVIN B. WOLZINGER  Director                               March 10, 2000
--------------------
 Melvin B. Wolzinger

  RONALD M. POPEIL    Director                               March 10, 2000
--------------------
  Ronald M. Popeil

  DANIEL B. WAYSON    Director                               March 10, 2000
--------------------
  Daniel B. Wayson

 RICHARD D. BRONSON   Director                               March 10, 2000
--------------------
 Richard D. Bronson

                                                                                             SCHEDULE II
                                     MIRAGE RESORTS, INCORPORATED

                                  VALUATION AND QUALIFYING ACCOUNTS
                                           (IN THOUSANDS)

                                                     ADDITIONS
                                      ----------------------------------------
                                      BALANCE AT    CHARGED TO     CHARGED                       BALANCE
                                      BEGINNING     COSTS AND      TO OTHER       DEDUCTIONS     AT END
DESCRIPTION                            OF YEAR       EXPENSES      ACCOUNTS (a)      (b)         OF YEAR
--------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts
  Year Ended December 31, 1999......  $ 40,480       $ 31,911       $ 1,946        $ 27,468     $ 46,869
  Year Ended December 31, 1998......  $ 42,477       $ 27,677       $ 1,904        $ 31,578     $ 40,480
  Year Ended December 31, 1997......  $ 38,674       $ 19,213       $   711        $ 16,121     $ 42,477

------------------------------------
(a) Recoveries of accounts previously charged off.
(b) Accounts charged off.