Form 10-Q
period 2000-03-31
MIRAGE RESORTS INC
filed 2000-05-04
CIK 42246

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common stock, $0.004 par value, 190,477,297 shares outstanding as of May 1, 2000.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

The unaudited condensed consolidated financial information as of March 31, 2000 and for the three-month periods ended March 31, 2000 and 1999 included in this report was reviewed by Arthur Andersen LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.

            REVIEW REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
            -----------------------------------------------




To the Directors and Stockholders
of Mirage Resorts, Incorporated


We have reviewed the accompanying condensed consolidated balance sheet of Mirage Resorts, Incorporated (a Nevada corporation) and subsidiaries (the "Company") as of March 31, 2000, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2000 and 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Mirage Resorts, Incorporated and subsidiaries as of December 31, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein), and, in our report dated January 24, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet of Mirage Resorts, Incorporated and subsidiaries as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                              ARTHUR ANDERSEN LLP



Las Vegas, Nevada
April 24, 2000

Condensed Consolidated                        Mirage Resorts, Incorporated
Balance Sheets
--------------------------------------------------------------------------

                                           At March 31,    At December 31,
                                                   2000               1999
--------------------------------------------------------------------------
(In thousands)                               (Unaudited)
ASSETS

Current assets
 Cash and cash equivalents                  $   141,018        $   139,488
 Trade receivables, net of allowance
  for doubtful accounts of $57,120
  and $46,869                                   135,444            147,445
 Inventories                                     86,786             94,351
 Prepaid expenses and other                      68,978             94,418
--------------------------------------------------------------------------
               Total current assets             432,226            475,702
Property and equipment, net of
 accumulated depreciation of
 $981,972 and $924,591                        4,056,090          4,095,217
Other assets, net                               231,366            233,387
--------------------------------------------------------------------------
                                            $ 4,719,682        $ 4,804,306
==========================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable                           $    44,039        $    51,432
 Accrued liabilities                            262,263            272,819
 Current maturities of long-term debt               204                246
--------------------------------------------------------------------------
               Total current liabilities        306,506            324,497
Long-term debt, net of current maturities     2,068,440          2,210,033
Other liabilities, including deferred
 income taxes of $247,696 and $232,570          261,111            245,874
--------------------------------------------------------------------------
               Total liabilities              2,636,057          2,780,404
--------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity
 Common stock: 190,417 and 189,994
  shares outstanding                                940                940
 Additional paid-in capital                   1,084,435          1,083,459
 Retained earnings                            1,311,670          1,255,888
 Treasury stock, at cost: 44,731 and
  45,154 shares                                (313,420)          (316,385)
--------------------------------------------------------------------------
               Total stockholders' equity     2,083,625          2,023,902
--------------------------------------------------------------------------
                                            $ 4,719,682        $ 4,804,306
==========================================================================
See notes to condensed consolidated financial statements.

Condensed Consolidated                        Mirage Resorts, Incorporated
Statements of Income (Unaudited)
--------------------------------------------------------------------------

Three months ended March 31                        2000               1999
--------------------------------------------------------------------------
(In thousands, except per share amounts)
Operating revenues
 Casino                                     $   346,472        $   313,975
 Rooms                                          142,543            123,522
 Food and beverage                              129,433            105,789
 Entertainment                                   54,816             45,593
 Retail                                          35,258             31,086
 Other                                           21,853             19,240
 Equity in earnings of Monte Carlo                7,561              8,858
--------------------------------------------------------------------------
                                                737,936            648,063
 Less - promotional allowances                  (74,461)           (58,492)
--------------------------------------------------------------------------
                                                663,475            589,571
--------------------------------------------------------------------------
Operating costs and expenses
 Casino-hotel operations                        401,731            354,532
 General and administrative                      74,372             73,365
 Depreciation and amortization                   55,780             43,832
 Corporate expense                                9,034             11,258
 Preopening and related promotional expense       2,450             31,455
--------------------------------------------------------------------------
                                                543,367            514,442
--------------------------------------------------------------------------
Operating income                                120,108             75,129
--------------------------------------------------------------------------
Other income (expense)
 Interest cost                                  (36,770)           (38,302)
 Interest capitalized                             7,217             11,722
 Merger costs                                    (3,944)                 -
 Other, including interest income                   354              1,090
--------------------------------------------------------------------------
                                                (33,143)           (25,490)
--------------------------------------------------------------------------
Income before income taxes and cumulative
 effect of change in accounting principle        86,965             49,639
Provision for income taxes                      (31,183)           (17,569)
--------------------------------------------------------------------------
Income before cumulative effect of change
 in accounting principle                         55,782             32,070
Cumulative effect (to January 1, 1999) of
 change in method of accounting for pre-
 opening costs, net of applicable income
 tax benefit of $16,390                               -            (30,577)
--------------------------------------------------------------------------
Net income                                  $    55,782        $     1,493
==========================================================================
Income per share before cumulative effect
 of change in accounting principle
  Basic                                     $      0.29        $      0.18
  Diluted                                          0.28               0.17
Net income per share
  Basic                                     $      0.29        $      0.01
  Diluted                                          0.28               0.01
--------------------------------------------------------------------------
See notes to condensed consolidated financial statements.

Condensed Consolidated                        Mirage Resorts, Incorporated
Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------

Three months ended March 31                        2000               1999
--------------------------------------------------------------------------
(In thousands)
Cash flows from operating activities
 Net income                                 $    55,782        $     1,493
 Adjustments to reconcile net income to net
  cash provided by operating activities
   Provision for losses on receivables            7,377              6,402
   Depreciation and amortization of property
    and equipment, including amounts reported
    as corporate expense                         58,928             46,603
   Expensed preopening and related promotional
    costs                                         2,450             31,455
   Distributions in excess of earnings from
    Monte Carlo                                   2,439              2,642
   Cumulative effect of change in method of
    accounting for preopening costs, before
    related income tax benefit                        -             46,967
   Deferred income taxes                         10,476            (16,796)
   Changes in components of working capital
    pertaining to operating activities
     (Increase) decrease in trade receivables
      and other current assets                   42,719            (23,891)
     Increase (decrease) in trade accounts
      payable and accrued liabilities           (16,209)             7,114
   Other adjustments                             (4,450)              (399)
--------------------------------------------------------------------------
               Net cash provided by
                operating activities            159,512            101,590
--------------------------------------------------------------------------
Cash flows from investing activities
 Preopening and related promotional costs        (2,450)           (31,455)
 Capital expenditures                           (60,298)          (157,896)
 Decrease in preopening and construction
  payables                                       (1,740)            (4,872)
 Proceeds from sales of property and
  equipment                                      45,959              1,919
 Other investing activities                      (1,675)             3,640
--------------------------------------------------------------------------
               Net cash used for
                investing activities            (20,204)          (188,664)
--------------------------------------------------------------------------
Cash flows from financing activities
 Net increase (decrease) in bank credit
  facility and commercial paper borrowings     (141,666)           114,718
 Exercise of common stock options,
  including related income tax benefit            3,944             16,154
 Other financing activities                         (56)              (289)
--------------------------------------------------------------------------
               Net cash provided by (used
                for) financing activities      (137,778)           130,583
--------------------------------------------------------------------------
Cash and cash equivalents
 Increase for the period                          1,530             43,509
 Balance, beginning of period                   139,488             74,814
--------------------------------------------------------------------------
 Balance, end of period                     $   141,018        $   118,323
==========================================================================
See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated            Mirage Resorts, Incorporated
Financial Statements (Unaudited)
-----------------------------------------------------------------------

Note 1 - Company Description and Basis of Presentation

Mirage Resorts, Incorporated (the "Company"), a Nevada corporation, through wholly owned subsidiaries, owns and operates casino-based entertainment resorts. These resorts include Bellagio, The Mirage, Treasure Island and the Holiday Inn -Registered Trademark- Casino Boardwalk, all located on the Las Vegas Strip.

The Company also owns the Golden Nugget, located in downtown Las Vegas, and the Golden Nugget-Laughlin, located along the Colorado River in Laughlin, Nevada. The Company's newest resort, Beau Rivage, opened on March 16, 1999. Beau Rivage is a luxurious 1,780-guestroom beachfront resort located on an approximately 41-acre site where Interstate 110 meets the Gulf Coast in Biloxi, Mississippi. The Company is also a 50% partner in a joint venture that owns and operates the Monte Carlo Resort & Casino on the Las Vegas Strip ("Monte Carlo").

The accompanying condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the Company's 1999 Annual Report on Form 10-K (the "1999 Annual Report") and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report. The Condensed Consolidated Balance Sheet at December 31, 1999 contained herein was derived from audited financial statements, but does not include all disclosures included in the 1999 Annual Report and applicable under generally accepted accounting principles.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been included. The results for the 2000 interim period are not necessarily indicative of expected results for the full year.

Certain amounts in the 1999 condensed consolidated financial statements
have  been  reclassified to conform with the 2000 presentation.   These
reclassifications had no effect on the Company's net income.

Note 2 - Pending Merger with MGM Grand, Inc.

On March 6, 2000, the Company signed a definitive merger agreement with MGM Grand, Inc. ("MGM Grand") under which MGM Grand will acquire all of the Company's outstanding common stock for $21 per share in cash and the Company will become a wholly owned subsidiary of MGM Grand. The merger is subject to the approval of the Company's stockholders and to the satisfaction of customary closing conditions contained in the merger agreement, including the receipt of all necessary regulatory approvals. The merger is not subject to a financing contingency. The applicable waiting period under federal antitrust law expired on April 14, 2000. The merger is expected to close in 2000. The Company has commitments to pay investment advisory fees totaling $18.0 million, contingent upon closing of the merger.

Note 3 - Income Per Share of Common Stock

The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

Three months ended March 31                        2000            1999
-----------------------------------------------------------------------
Weighted-average common shares
 outstanding (used in the
 calculation of basic earnings
 per share)                                 190,156,309     180,526,308
Potential dilution from the
 assumed exercise of common
 stock options                                8,354,833      10,920,271
-----------------------------------------------------------------------
Weighted-average common and common
 equivalent shares (used in the
 calculation of diluted earnings
 per share)                                 198,511,142     191,446,579
=======================================================================

Stock options having an exercise price greater than the average market price of the underlying common stock during the period are excluded from the calculation of diluted earnings per share. As a result, a weighted average of 561,694 stock options was excluded from the calculation during the three months ended March 31, 2000. The number of stock options excluded from the calculation during the 1999 three-month period was not material.

Item  2.  Management's  Discussion and Analysis of Financial  Condition
           and Results of Operations

Comparison of Operating Results for the Three-Month Periods Ended March
 31, 2000 and 1999

Total revenues of $737.9 million for the first quarter of 2000 set a new quarterly record for the Company, directly following the previous record of $706.6 million set in the fourth quarter of 1999. Compared with total revenues of $648.1 million in the 1999 first quarter, the recent quarter represents an increase of $89.8 million (14%). Operating income of $120.1 million also set a new quarterly record, again surpassing the previous record set in the 1999 fourth quarter of $103.0 million. Operating income during the first quarter of 1999 totaled $75.1 million. The 1999 amount was reduced by $31.5 million of preopening costs related to Beau Rivage and our development activities in Atlantic City, New Jersey. Excluding these costs, the year-ago first quarter represents the Company's previous record for operating income.

The record results achieved during the 2000 first quarter include a full quarter of operation for our Beau Rivage resort in Biloxi, Mississippi, which opened on March 16, 1999. The new resort achieved total revenues during the quarter of $87.5 million and operating income of $8.1 million. Casino revenues totaled $49.8 million and non-casino revenues were $37.7 million. Beau Rivage's operating margin (operating income as a percentage of net revenues) for the quarter increased to 10.5%. By comparison, its operating margin (before preopening costs) during nine and one-half months of operation in 1999 was 6.5%.

During its initial 16 days of operation in the 1999 first quarter, Beau Rivage generated total revenues of $14.2 million. Casino revenues totaled $9.0 million and total non-casino revenues were $5.2 million. Like many new resorts, Beau Rivage's operating results were hampered during its initial start-up period by overstaffing and other inefficiencies. As a result, Beau Rivage reported an operating loss of $1.8 million before preopening costs during the 1999 first quarter.

The record quarterly operating results were achieved despite a lower than historical average table games win percentage and increased competition in the Las Vegas market. The overall table games win percentage was 19.0% during the 2000 first quarter, versus our historical long-term average of approximately 20%. The win percentage in the 1999 quarter averaged 20.2%. Our room rates and occupancy levels remained strong during the recent quarter, in the face of the new Las Vegas competition. Excluding Beau Rivage, our Company-wide average daily standard room rate increased to approximately $113, compared with $109 in the 1999 first quarter. On this same-store basis, occupancy of available standard guestrooms was 98.0%, versus 98.6%. Including Beau Rivage, our Company-wide standard guestroom occupancy was approximately 98% during the first quarter of both years at an average daily rate of $107 in 2000 and $108 in 1999.

SUMMARY OPERATING RESULTS OF WHOLLY-OWNED PROPERTIES

Three months ended March 31                        2000       1999 (a)
----------------------------------------------------------------------
(In thousands)
Gross revenues
 Bellagio                                   $   277,955    $   282,005
 The Mirage                                     191,692        176,508
 Treasure Island                                104,874         96,764
 Beau Rivage                                     87,490         14,172
 Golden Nugget-Las Vegas                         53,045         54,078
 Golden Nugget-Laughlin                          15,319         15,678
----------------------------------------------------------------------
                                            $   730,375    $   639,205
======================================================================
Net revenues
 Bellagio                                   $   249,171    $   256,130
 The Mirage                                     172,562        161,140
 Treasure Island                                 95,516         88,398
 Beau Rivage                                     77,849         12,506
 Golden Nugget-Las Vegas                         47,341         48,709
 Golden Nugget-Laughlin                          13,475         13,830
----------------------------------------------------------------------
                                            $   655,914    $   580,713
======================================================================
Operating income (loss)
 Bellagio                                   $    41,276    $    42,387
 The Mirage                                      45,003         39,270
 Treasure Island                                 20,827         19,524
 Beau Rivage (b)                                  8,145         (1,840)
 Golden Nugget-Las Vegas                          7,038          8,013
 Golden Nugget-Laughlin                           1,742          1,630
----------------------------------------------------------------------
                                            $   124,031    $   108,984
======================================================================
(a)  Beau Rivage opened on March 16, 1999.
(b)  Before preopening costs of $28.7 million in 1999.

SAME-PROPERTY OPERATING RESULTS

Bellagio

Bellagio experienced only a 3% decline in operating income during the quarter, despite a significantly lower table games win percentage. The table games win percentage was 17.7%, substantially below the 21.7% experienced in the 1999 period. The lower table games win percentage principally accounted for a $21.4 million (16%) decline in Bellagio's casino revenues.

Bellagio's total non-casino revenues were up sharply over the prior-year period, substantially offsetting the decline in casino revenues. Total non-casino revenues grew to $162.5 million, representing an
increase  of $17.4 million (12%) over the first quarter of  1999.   The
revenue growth was experienced across the board. Food and beverage and room revenues during the quarter were particularly strong, posting year-
over-year  increases of 16% and 9%, respectively.   The  average  daily
rate for Bellagio's standard guestrooms rose to $171 during the 2000 first quarter, versus $156 in the prior-year period. Occupancy held steady at approximately 99% during the first quarter of both years. Bellagio's operating margin was essentially equal with the 1999 first quarter.

The Mirage

The  Mirage reported its best quarterly results since the third quarter
of  1997.   Total revenues increased $15.2 million (9%)  and  operating income grew by $5.7 million (15%).

Casino revenues totaled $99.1 million, representing a $10.7 million (12%) increase over the prior-year period. This increase principally reflects a 22% increase in table games revenue resulting from a significantly higher table games win percentage and a 9% increase in drop. The table games win percentage for the quarter was 24.1%, compared with 21.5% in the prior-year period.

The Mirage achieved total non-casino revenues during the quarter of $92.6 million, representing an increase of $4.5 million (5%) over the year-ago period. Similar to Bellagio, revenue contribution increased in every non-casino category. Food and beverage revenue increased by $2.0 million (7%) and room revenue grew by $1.6 million (5%). Lower cost of sales percentages and other cost containment efforts led to an improvement in The Mirage's operating margin versus the 1999 first quarter.

Treasure Island

Treasure Island reported its highest quarterly operating results in three years. Its total revenues grew by $8.1 million (8%) and its operating income climbed $1.3 million (7%). Casino revenues increased by $3.3 million (9%) and non-casino revenues grew by $4.8 million (8%). Slot play was up substantially over the prior-year quarter, leading to a $2.8 million (14%) increase in related revenue. Table games revenue rose by 2%, despite a slight decline in the win percentage.

Total room revenue at Treasure Island grew by $1.9 million (8%) over the first quarter of 1999. Occupancy of available standard guestrooms averaged 98.9% during the recently completed quarter, versus 98.1% in the year-ago period. The resort immediately benefited from the room refurbishment program completed near the end of the 1999 third quarter. The program substantially upgraded the quality of the furnishings of its guestrooms and assisted the property in receiving the Four Diamond rating from AAA. The refurbishment program began in February 1999 and resulted in approximately 8% fewer available room nights at the hotel during the 1999 first quarter compared with the current-year period. An increase in both occupancy and the average ticket price for the popular Mystere show principally accounted for a $1.9 million (17%) increase in entertainment revenue. Higher depreciation expense associated with the completed room refurbishment project accounted for a small decline in Treasure Island's operating margin compared with the prior-year first quarter.

Golden Nugget Properties

The additional competition from several major new resorts built on the Las Vegas Strip in recent years has especially impacted the hotel-
casinos located in downtown Las Vegas and in Laughlin. The hotel-casinos in Laughlin have experienced additional competitive pressure from hotel-casinos built on nearby Indian reservations. Nevertheless, comparisons at the Company's Golden Nugget properties in downtown Las Vegas and in Laughlin remained fairly stable. At the Golden Nugget-Las Vegas, both table games and slot play increased over the prior-year first quarter. A decline in the table games win percentage, however, principally accounted for a 2% decline in casino revenues. Total room revenue grew by 3%, representing an increase in average daily room rates. Standard guestroom occupancy was 97.0%, versus 98.9% in the 1999 first quarter. Small declines in the facility's other the non-gaming revenue sources resulted in a 2% decrease in its total non-casino revenues.

Comparisons at the Golden Nugget in Laughlin were essentially flat with those of the year-ago quarter. Lower table games and slot play principally accounted for a 2% decline in its total revenues. Similar to the Golden Nugget in Las Vegas, an increase in average room rates led to a small improvement in associated revenue. Standard guestroom occupancy was 97.1% during the 2000 first quarter, compared with 97.6% in the prior-year period. Reduced promotional costs and depreciation expense led to an improvement in the property's operating margin and a small improvement in its operating income.

OTHER FACTORS AFFECTING EARNINGS

Monte Carlo

Our 50% share of the earnings of Monte Carlo contributed $7.6 million to our pre-tax income during the 2000 first quarter, versus $8.9 million in the prior-year period. Total revenues at the resort declined by $1.3 million (2%) from the prior-year quarter. Room revenue grew by $1.3 million (5%), reflecting a 7% increase in the average daily room rate. Guestroom occupancy was 93.1%, versus 95.5% in the 1999 first quarter. Entertainment revenue also showed improvement, increasing by $1.1 million (35%) over the prior-year period. These increases, however, were more than offset by a $3.1 million (10%) decrease in casino revenues mostly due to a decline in table games play and the win percentage.

Preopening and related promotional costs

Our earnings during the first quarter of both 2000 and 1999 were reduced by charges for preopening and related promotional costs.

During the 2000 quarter, preopening costs associated with our development activities in Atlantic City reduced earnings by $2.5 million ($1.6 million, $0.01 per share, after tax). During the 1999 first quarter, there were two separate components to the charge for preopening costs. First, we adopted a new method of accounting for preopening costs that requires such costs to be expensed as incurred. We previously capitalized preopening costs and amortized them to expense following opening of the related resort. All previously capitalized preopening costs remaining at the time of adoption were required to be written off. As a result, we expensed all previously capitalized preopening costs associated with Beau Rivage and our development activities in Atlantic City, resulting in an after-tax cumulative effect charge of $30.6 million ($0.16 per share). Second, we incurred and expensed additional preopening costs associated with these projects during the 1999 first quarter, reducing earnings by an additional $31.5 million ($20.6 million, $0.11 per share, after tax).

Corporate expense

Corporate expense totaled $9.0 million in the 2000 first quarter, representing a $2.2 million (20%) decline from $11.3 million in the prior-year period. This decline reflects reduced expenditures for payroll, professional fees and contributions, combined with a net gain of $1.0 million from the sale of corporate aircraft.

Interest and other non-operating items

With Bellagio and Beau Rivage now complete, we have been using a significant amount of our operating cash flow to reduce outstanding debt. At March 31, 2000, total outstanding debt was $2.07 billion, versus $2.21 billion and $2.38 billion at year-end 1999 and 1998, respectively. With these two resorts now complete, we are also capitalizing a smaller portion of our interest cost. The combined effect of these two factors resulted in a $3.0 million (11%) increase in our net interest expense when compared with the 1999 first quarter.

Our earnings during the recent quarter were also reduced by $3.9 million ($3.6 million, $0.02 per share, after tax) for costs incurred in connection with our pending merger with MGM Grand.

CAPITAL RESOURCES, CAPITAL SPENDING AND LIQUIDITY

Net cash provided by operating activities (as shown in our Condensed Consolidated Statements of Cash Flows) totaled $159.5 million for the first three months of 2000, versus $101.6 million in the same 1999 period. This increase generally coincides with the record earnings we achieved during the 2000 first quarter. Our operating cash flow in the recent quarter also includes $25.0 million we received in early January in connection with our previous evaluation of the possible acquisition of the gaming operations of a major competitor. The evaluation occurred in April 1999, and as part of the negotiations it was agreed that we would receive the $25 million fee as compensation for our efforts should the operations be sold to another bidder. The operations were sold to another bidder in late December 1999, and we recorded the receivable for the fee and the associated income net of related costs in the 1999 fourth quarter.

Our capital spending has declined significantly as a result of the completion of Bellagio and Beau Rivage. After giving effect to the change in associated deposit and payable amounts, capital expenditures and preopening and related promotional costs required net cash of $63.8 million in the 2000 first quarter, versus $191.3 million in the prior-year period. Expenditures during the current-year quarter principally relate to construction projects at The Mirage. These projects include the new 1,260-seat Danny Gans Theatre and extensive new meeting, convention and exhibit space, including a new 90,000-square foot exhibit hall. The popular singer/impersonator Danny Gans began performing in the new theatre in early April. The new meeting and convention space is scheduled to be completed in June of this year and the exhibit hall is expected to open in May 2001. The total cost of these projects is anticipated to be approximately $100 million. At March 31, 2000, we had incurred approximately $51 million of this amount. Capital expenditures during the 1999 first quarter principally relate to the completion of Beau Rivage and amounts associated with the room refurbishment project at Treasure Island.

Except for the above-noted projects at The Mirage and our development activities in Atlantic City, New Jersey, the merger agreement with MGM Grand generally limits our capital expenditures to $3.0 million for any individual project or $80.0 million for all projects combined. The merger agreement does not limit our expenditures for normal maintenance and repairs.

With respect to our development activities in Atlantic City, environmental remediation work is ongoing on our 120-acre Marina site and design of the internal roads and other master plan elements is underway. Construction is also continuing on the previously funded joint venture road improvement project with the State of New Jersey to improve access to the Marina area. Because of the pending merger with MGM Grand, we cannot be certain of the ultimate design, timing, cost or construction of our wholly owned hotel-casino resort planned for the Marina site. Our plans for a new hotel-casino resort on the site of our existing Boardwalk hotel-casino and adjacent land on the Las Vegas Strip, as well as our contemplated hotel expansion project at Bellagio, are also subject to MGM Grand's analysis and approval following the merger.

The pending merger with MGM Grand is not expected to affect plans for our existing 50-50 joint venture with Boyd Gaming Corporation, which call for the development of a hotel-casino resort to be known as "The Borgata" on a 25-acre portion of our Marina site. We are in discussions with Boyd concerning increasing the size of The Borgata from 1,200 rooms to 2,000 rooms. It is currently estimated that the larger project size would increase the budgeted cost from approximately $750 million to slightly in excess of $1.0 billion. Each partner's cash equity contribution would also increase by $57 million, thereby requiring total cash contributions of $117 million from us and $207 million from Boyd. At March 31, 2000, we had made cash contributions of approximately $7 million. We would also contribute the 25-acre site to the joint venture. The joint venture will attempt to obtain acceptable financing for the remaining cost of the project that is non-recourse to either partner. If the necessary permits and financing are obtained, construction of The Borgata could begin by the end of this year.

During the 2000 first quarter, we received proceeds from the sale of property and equipment of approximately $46 million. Most of this amount was received from the sale of corporate aircraft mentioned previously.

The significant decline in our capital spending requirements has allowed us to use the majority of our free cash flow in recent months to reduce outstanding debt. During the first three months of 2000, we utilized $141.7 million to repay borrowings under our bank credit facility and commercial paper program. All outstanding bank credit facility and commercial paper borrowings are required to be repaid upon completion of the merger with MGM Grand. At April 30, 2000, no borrowings were outstanding under our commercial paper program and we had $1.09 billion outstanding under our bank credit facility. None of our remaining debt securities are required to be repaid upon completion of the merger. The merger agreement limits our aggregate outstanding indebtedness, net of cash and cash equivalents, to $2.15 billion. At March 31, 2000, the total outstanding principal amount of our debt, net of cash and cash equivalents, was approximately $1.93 billion.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "may," "could," "might" and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements involve important risks and uncertainties that could significantly affect our anticipated future results and, therefore, our actual results may differ materially from those described in any forward-looking statement. These risks and uncertainties include those relating to competition, development and construction activities, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or international economic conditions, pending or future legal proceedings, the effects of changes in federal or state tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions). Additional information concerning potential factors that we think could cause our actual results to differ materially from expected and historical results is included under the caption "Factors that May Affect Our Future Results" in Item 1 of the 1999 Annual Report. This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

On March 28, 2000, a stockholder filed a class action complaint against us and each of our directors in District Court for Clark County, Nevada. The complaint alleges that the directors breached their fiduciary duties to our stockholders in approving the merger agreement with MGM Grand by failing to maximize the value that stockholders will receive in the merger. In particular, the complaint alleges that the merger agreement grants Stephen A. Wynn the right, under certain circumstances, to purchase fine art from the Company at prices significantly less than a buyer might pay on the open market. The complaint seeks injunctive relief, including an "appropriate evaluation" of the artwork and orders enjoining the defendants from breaching their fiduciary duties and requiring Mr. Wynn to account to stockholders for all damages which they may suffer as a result of sales of Company artwork to him. On April 21, 2000, the plaintiff filed a motion to impose a constructive trust on the Company's artwork. We believe that the claims are without merit.

Item 4.   Submission of Matters to a Vote of Security Holders

(a)       Our 2000 Annual  Meeting of  Stockholders was held  on  March
          23, 2000.

(c) At the Annual Meeting, Melvin B. Wolzinger, Daniel B. Wayson and George J. Mason were re-elected to serve three-year terms as members of the Board of Directors. The results of the voting were as follows:

                                                       Shares
                                            ---------------------------
                                                For            Withheld
                                            -----------       ---------
                Mr. Wolzinger               143,986,586       1,949,013
                Mr. Wayson                  142,265,985       3,669,614
                Mr. Mason                   143,992,775       1,942,824

          At the Annual Meeting, the stockholders also ratified the appointment of Arthur Andersen LLP as the Company's independent accountants for 2000. The results of the voting were 144,559,293 shares in favor, 902,197 shares opposed and 474,109 shares abstaining.

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits.

    10.1 Fourth Amendment to Mirage Resorts, Incorporated Non-Qual-ified Deferred Compensation Plan, dated as of March 4, 2000.

    10.2 Fourth Amendment to Mirage Resorts, Incorporated Directors' Deferred Fee Plan, dated as of March 4, 2000.

    15 Letter from independent public accountants acknowledging awareness of the use of their report dated April 24, 2000 in the Company's registration statements.

    27    Financial Data Schedule.

(b) Reports on Form 8-K.

    The Company filed no Current Reports on Form 8-K during the three-month period ended March 31, 2000.

                              SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Mirage Resorts, Incorporated

May 3, 2000                            by:  ROBERT H. BALDWIN
-----------                                 ---------------------------
    Date                                    Robert H. Baldwin
                                            Chief Financial Officer and
                                             Treasurer (Principal
                                             Financial Officer)